Form 10-Q
period 1996-06-30
GOLDEN EAGLE GROUP INC
filed 1996-08-14
CIK 890508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                           COMMISSION FILE NO. 1-11480

                            GOLDEN EAGLE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                65-0353755
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)


           120 STANDIFER DRIVE
              HUMBLE, TEXAS                                   77338
(Address of principal executive offices)                    (Zip Code)

                                 (713) 446-2656
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of August 12, 1996 was 5,420,000.

Traditional Small Business Format:    Yes  [ ]  No [ ]

                            GOLDEN EAGLE GROUP, INC.
                                     FORM 10
                                      INDEX


PART I.        FINANCIAL INFORMATION                                      PAGE


Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1996
               and December  31, 1995                                      3

               Consolidated Statements of Income for the three
               months and six months ended June 30, 1996
               and 1995                                                    4

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1996 and 1995                     5

               Notes to Consolidated Financial Statements                  6


Item 2.        Management's Discussion and Analysis or Plan of
               Operation                                                   8



PART II.       OTHER INFORMATION                                           11


Signatures                                                                 12

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                    June 30,      December 31,
                                                                      1996            1995
                                                                  ------------    ------------
ASSETS
Current Assets:
Cash ..........................................................   $    329,511    $    396,812
 Accounts receivable, net of allowance of $517,777 and $600,000      9,560,238       7,777,766
Prepaid expenses ..............................................        351,914         265,199
                                                                  ------------    ------------
     Total current assets .....................................     10,241,663       8,439,777
                                                                  ------------    ------------
 Property and equipment, net of accumulated depreciation ......        800,551         910,726
 Intangible assets , net of accumulated amortization ..........      4,177,943       4,256,648
                                                                  ------------    ------------
     Total assets .............................................   $ 15,220,157    $ 13,607,151
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Cash overdraft ................................................   $       --      $    445,346
Notes payable .................................................        408,271         412,291
Accounts payable ..............................................      7,229,361       5,754,259
Accrued expenses ..............................................         52,856         293,779
 Obligations under capital leases, current portion ............         35,846          40,117
                                                                  ------------    ------------
     Total current liabilities ................................      7,726,334       6,945,792

Long-term debt ................................................        415,198         615,198
 Obligations under capital leases, net of current portion .....         48,468          66,720
                                                                  ------------    ------------
     Total liabilities ........................................      8,190,000       7,627,710
                                                                  ------------    ------------

Shareholders' equity:
  Preferred stock, par value $.01, 1,000,000
    shares authorized, none outstanding .......................           --              --
 Common stock, par value $.01, 10,000,000 shares
    authorized; 5,420,000 shares issued and outstanding .......         54,200          53,070
Additional paid-in capital ....................................      8,920,256       8,733,980
Accumulated deficit ...........................................     (1,944,299)     (2,807,609)
                                                                  ------------    ------------
     Total shareholders' equity ...............................      7,030,157       5,979,441
                                                                  ------------    ------------
     Total liabilities and shareholders' equity ...............   $ 15,220,157    $ 13,607,151
                                                                  ============    ============

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                     1996            1995            1996            1995
                                                 ------------    ------------    ------------    ------------
Sales ........................................   $ 17,727,167    $ 12,526,915    $ 33,399,830    $ 23,770,855
Cost of sales ................................     13,299,031       9,550,053      24,990,365      18,109,750
                                                 ------------    ------------    ------------    ------------
      Gross profit ...........................      4,428,136       2,976,862       8,409,465       5,661,105
 Selling, general and admininstrative expenses      3,850,615       2,662,112       7,544,348       5,207,862
                                                 ------------    ------------    ------------    ------------
Operating income .............................        577,521         314,750         865,117         453,243
                                                 ------------    ------------    ------------    ------------
Other income (expense)
   Gain (loss) on retirement of assets .......           --              --               500             700
   Other income (expense) ....................         21,162            --            21,162            --
   Interest expense ..........................        (18,593)        (32,718)        (53,622)        (67,395)
   Foreign currency gain (loss) ..............         16,377           1,222          30,214           2,408
                                                 ------------    ------------    ------------    ------------
                                                       18,946         (31,496)         (1,746)        (64,287)
                                                 ------------    ------------    ------------    ------------
Income before income taxes ...................        596,467         283,254         863,371         388,956
                                                 ------------    ------------    ------------    ------------
  Provision for income taxes .................             63            --                63            --
Net income ...................................   $    596,404    $    283,254    $    863,308    $    388,956
                                                 ============    ============    ============    ============
Earnings per share ...........................   $       0.10    $       0.06    $       0.15    $       0.09
Weighted average number of shares ............      6,186,949       4,520,290       5,874,175       4,522,407

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                           1996           1995
                                                                       -----------    -----------
Cash flows from operating activities:
     Net income ....................................................   $   863,310    $   388,956
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
       Depreciation and amortization ...............................       264,871        210,472
       (Gain) Loss on sale of equipment ............................          (500)          (700)
       Changes in operating assets net of effects of acquisition:
           Decrease (increase) in accounts receivable, net .........    (1,782,472)         8,501
          Decrease (increase) in prepaid expenses ..................       (86,715)       (71,592)
          Increase (decrease) in cash overdraft ....................      (445,346)          --
          Increase (decrease) in accounts payable and ..............     1,247,869        290,237
                accrued expenses
                                                                       -----------    -----------
           Net cash provided by (used in) operating activities .....        61,017        825,874
                                                                       -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of equipment ...............................           500            700
     Capital expenditures ..........................................       (89,681)       (61,650)
                                                                       -----------    -----------
           Net cash provided by (used in)  investing activities ....       (89,181)       (60,950)
                                                                       -----------    -----------

Cash flows from financing activities:
     Proceeds from:
        Notes payable ..............................................     1,550,000      2,050,000
        Issuance of common stock ...................................       187,403           --
     Payments on:
        Notes payable ..............................................    (1,754,020)    (2,550,000)
        Capital lease obligations ..................................       (22,520)       (65,269)
                                                                       -----------    -----------
           Net cash flows provided by (used in) financing activities       (39,137)      (565,269)
                                                                       -----------    -----------

Net increase (decrease) in cash and equivalents ....................       (67,301)       199,655

Cash and equivalents at beginning of period ........................       396,812        106,096
                                                                       -----------    -----------
Cash and equivalents at end of period ..............................   $   329,511    $   305,751
                                                                       ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ......................   $    53,622    $    67,395
                                                                       ===========    ===========

                            GOLDEN EAGLE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      INTERIM FINANCIAL INFORMATION

        The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.      INCOME TAXES

        There is no provision for income tax for six month period ended June 30, 1996 or 1995 due to the existence of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance.

3.      PER SHARE DATA

        Per share data is calculated based upon the weighted average number of shares of common stock and dilutive stock options outstanding. See Note 5.

4.      PURCHASE OF WORLD TRADE TRANSPORT OF VIRGINIA, INC.

        Effective July 31, 1995, the Company acquired all of the outstanding capital stock of World Trade Transport of Virginia, Inc. ("WTT"), a privately held full-service regional freight forwarder and customs broker with headquarters in the Washington D.C. area and three facilities in the Washington, D.C. and Baltimore area. Pursuant to the terms of the acquisition, the WTT Stockholders conveyed their WTT Stock to the Company in exchange for the issuance of an aggregate of 800,000 shares of the Company's Common Stock, $.01 par value, and payment of an aggregate of $1.0 million in cash to them.

        For financial reporting purposes, the transaction was accounted for under the purchase method. Goodwill, cost in excess of assets acquired, of $1,773,000 is being amortized over a period of 40 years.

        Pro forma unaudited results of operations for the three months and six months ended June 30, 1995, as if the transaction had occurred January 1, 1995 are as follows:

                                          Three months ended    Six months ended
                                             June 30, 1995       June 30, 1995

Revenue ................................      $14,817,196         $29,107,920
Net Income .............................      $   313,641         $   505,281
Earnings per share .....................      $       .06         $       .09

Weighted average
    number of shares ...................        5,320,290           5,322,407


        The pro forma information is not necessarily indicative of what actually would have occurred had the transaction occurred at the beginning of the periods present.

5.      SUBSEQUENT EVENTS:

        UNDERWRITER WARRANTS PURSUANT TO COMPANY'S INITIAL PUBLIC OFFERING

        Effective August 12, 1996, the Company agreed to issue 160,000 shares of Common Stock and pay $5,000 in expenses in exchange for warrants to purchase common stock and warrants to purchase common stock warrants (collectively, the "Underwriter Warrants") issued to various underwriters in connection with the Company's initial public offering in November 1992.

        ACQUISITIONS

        Effective July 16, 1996 the Company consummated an agreement to purchase certain assets of Ryan Freight Services, Inc. of Dallas, Texas in exchange for 30,000 shares of the Company's common stock. In conjunction with the asset purchase agreement, the Company entered into a business acquisition agreement with Mr. David Pulk and Mr. Ed Reedy, "Pulk/Reedy" whereby Pulk/Reedy agree to transfer their existing and future customer list to the Company in exchange for 120,000 shares of common stock and 110,000 non-qualified share options to purchase common stock.

        The shares issued to Pulk/Reedy will be escrowed and release of escrowed shares and share options will be contingent on results of business activity generated by Pulk/Reedy. The transaction will be accounted for under the purchase method. The purchase has not been deemed material to the Company's financial results.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

        Golden Eagle Group, Inc. ("GEGP" or the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing international transportation logistics and related services.


RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30,1996 COMPARED TO THREE MONTHS ENDED JUNE 30,1995

        Revenue during the three months ended June 30, 1996, increased by approximately 41.6% to $17,727,167 from $12,526,915 during the same period in 1995. The improvement in sales is attributable to the acquisition on July 31, 1995 of WTT and increased sales to existing customers in all major markets served by the Company. WTT revenues for the three months ended June 30, 1996 were approximately $2,772,200 or approximately 53.3% of the increased revenue.

        Gross Profit, (sales less cost of sales), during the three months ended June 30, 1996, increased approximately 48.8% or $1,451,274 to $4,428,136 from $2,976,862 for the same period in 1995. The increase is partially attributable to an improvement in gross profit margin from 23.8% for the three months ended June 30, 1995 to 25.0% for the three months ended June 30, 1996. The improvement in gross margin is a result of increased sales of logistics management services by existing Company offices and the July 1995 acquisition of WTT, which specializes in logistics management. Logistics management services are not offset by direct shipping costs as is the case in many traditional forwarding shipments and thus will generally improve gross margins. The remainder of the improvement is directly attributable to the aforementioned increase in sales.

        Selling, general and administrative expenses during the three months ended June 30, 1996, increased $1,188,503 to $3,850,615 or approximately 44.6%, from $2,662,112 in the same period in 1995. As a percentage of sales, selling, general and administrative expenses increased slightly from 21.3% of sales for the three months ended June 30, 1995 to 21.7% for the same period in 1996. However, as a percentage of gross profit, selling, general and administrative expenses decreased from 89.4% for the three months ended June 30, 1995 to 87.0% for the same period in 1996. The actual dollar increase in selling, general and administrative expenses is primarily a result of the acquisition of WTT and additional personnel costs required to service the increase in sales.


        The Company's operating and net income was $577,621 and $596,404, respectively for the three months ended June 30, 1996, as compared to operating and net income of $314,750 and $283,254, respectively for the three months ended June 30, 1995. The Company attributes the approximately 83.5% improvement in operating income and 110.6% improvement in net income primarily to adjustments made in operations in Laredo after the January 1995 Mexican Peso devaluation combined with the acquisition of WTT in July of 1995. Laredo operations reported a profit for the three months ended June 30, 1996 of approximately $4,300 as compared to a loss of approximately $67,300 for the same period in 1995.

        SIX MONTHS ENDED JUNE 30,1996 COMPARED TO SIX MONTHS ENDED JUNE 30,1995

        During the six months ended June 30, 1996, revenues increased $9,628,975, or 40.5%, to $33,399,830 from $23,770,855 for the six months ended
June 30, 1995. Approximately $5,677,900 of the increase is directly attributable to the combination of the operations of WTT as a result of the July 31, 1995 purchase transaction. Results for the six months ended June 30, 1995 precede the acquisition. See "Purchase of World Trade Transport of Virginia, Inc." in "Notes to Consolidated Financials". The remaining improvement is due to a continued growth and strength across all markets served by the Company's service locations.

        Gross profit increased approximately 48.5% or $2,748,360 to $8,409,465 for the six months ended June 30, 1996 from $ 5,661,105 for the same period in 1995. Approximately $1,859,100 of the increase is attributable to the addition of WTT operations as of July 1995. The remainder of the increase is directly attributable to the period increase in sales as described above. The gross profit margin increased to approximately 25.2% for the six months ended June 30, 1996 from approximately 23.8% for the same period in 1995. The improvement in gross margin is a result of increased sales of logistics management services by existing Company offices and the July 1995 acquisition of WTT, which specializes in logistics management. As noted previously, many logistics management services are not offset by direct shipping costs as is the case in many traditional forwarding shipments and thus will generally improve gross margins.

        Selling, general and administrative expenses increased approximately 44.8% from $5,207,862 for the six months ended June 30, 1995 to $7,544,348 for the six months ended June 30, 1996. Approximately $1,557,000 of the increase is directly attributable to the addition of WTT. Selling, general and administrative expenses as a percentage of sales increased slightly from approximately 21.9% for the six months ended June 30 1995 to approximately 22.6% for the same period in 1996. The increase is partially attributable to the expansion of the Company's management information services functions and the addition of new computer hardware and personnel.

        The Company is reporting operating and net income of $865,117 and $863,308, respectively for the six months ended June 30, 1996, as compared to operating and net income of $453,243 and $388,956, respectively for the six months ended June 30, 1995. The Company attributes the improvement in operating and net income primarily to the improvement in Laredo operating results and the acquisition of WTT. See NOTE 4. Laredo reported an operating loss of approximately $13,000 for the six months ended June 30, 1996 as compared a loss of approximately $176,000 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1996, the Company had working capital of $2,515,329, as compared to working capital of $1,493,985 at December 31, 1995. The Company's primary sources of cash were generated from operations and a $1,000,000 line of credit facility with a bank. Advances under the facility bear interest at the bank's prime rate plus 1% and are due and payable on May 2, 1997. The Company had no borrowings under the facility as of June 30, 1996.

        Cash flows provided by operating activities were $61,017 for the six months ended June 30, 1996, as compared to cash flows provided by operating activities of $825,874 for the three months ended June 30, 1995. Accounts receivable increased approximately $1,782,472 during the six months ended June 30, 1996 due to the increase in sales. A majority of the increase is offset by a corresponding increase in direct freight accounts payable of approximately $1,247,869 related to these receivables.

        The Company's expenditures for facilities and equipment were $89,681 for the six months ended June 30, 1996 as compared to $61,650 in the same period in 1995. Approximately, $50,000 of the expenditures are related to modification of existing warehouse space to handle new logistics business in the Company's facilities. In January 1996, the Company signed a three year agreement with C.S.I., a distributor of upscale table top products, to manage C.S.I.'s inventory and fulfill all North American distribution requirements. The Company has built a dedicated climate controlled warehouse environment in existing facilities to provide the pick and pack services related to this contract.

        At June 30, 1996, the Company had cash and equivalents of $329,511 as compared to $396,812 at December 31, 1995 as a result of the financing activities described above.

        The Company's primary financing needs relate to the expansion of its business in existing markets. The Company believes that its present capital resources, when combined with revenues generated from operations, are adequate to fund its present level of operations.

                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

               Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

               Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

ITEM 5.   OTHER INFORMATION

               Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)   EXHIBITS:

                None.

          (B)   REPORTS ON FORM 8-K:

                None.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GOLDEN EAGLE GROUP, INC.


Date:  August 12, 1996             By: /s/ PATRICK H. WESTON
                                           Patrick H. Weston, President and
                                           Chief Executive Officer (Principal
                                           Executive Officer)



Date:  August 12, 1996             By:  /s/ DONALD A. NODORFT
                                            Donald A. Nodorft, Vice President-
                                            Finance (Principal Financial and
                                            Accounting Officer)