Form 10-Q
period 1996-09-30
GOLDEN EAGLE GROUP INC
filed 1996-11-14
CIK 890508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 1-11480

                               GOLDEN EAGLE GROUP, INC.
            (Exact name of small business issuer as specified in its charter)


          DELAWARE                                65-0353755
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          120 STANDIFER DRIVE
              HUMBLE, TEXAS                               77338
(Address of principal executive offices)               (Zip Code)

                                 (281) 446-2656
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   [X]      No [ ]

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of November 12, 1996 was 5,642,000.

Traditional Small Business Format:    Yes   [ ]      No   [ ]

                            GOLDEN EAGLE GROUP, INC.
                                    FORM 10Q
                                      INDEX


PART I.         FINANCIAL INFORMATION                                      PAGE


Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 1996
               and December  31, 1995                                         3

               Consolidated Statements of Income for the three
               months and nine months ended September 30, 1996
               and 1995                                                        4

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1996 and 1995                   5

               Notes to Consolidated Financial Statements                      6


Item 2.        Management's Discussion and Analysis or Plan of
               Operation                                                       8



PART II.       OTHER INFORMATION                                              11


Signatures                                                                    12

                              GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                     ASSETS
                                                                                              September 30,            December 31,
                                                                                                   1996                    1995
                                                                                               ------------            ------------
Current Assets:
Cash ...............................................................................           $    728,561            $    396,812
Accounts receivable, net of allowance of $514,880 and $600,000 .....................              7,521,720               7,777,766
Prepaid expenses ...................................................................                368,416                 265,199
                                                                                               ------------            ------------
     Total current assets ..........................................................              8,618,697               8,439,777

Property and equipment, net of accumulated depreciation ............................                832,587                 910,726
Intangible assets , net of accumulated amortization ................................              4,196,059               4,256,648
                                                                                               ------------            ------------

     Total assets ..................................................................           $ 13,647,343            $ 13,607,151
                                                                                               ============            ============

LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:

Cash overdraft .....................................................................           $       --              $    445,346
Notes payable ......................................................................                405,160                 412,291
Accounts payable ...................................................................              4,715,393               5,754,259
Accrued expenses ...................................................................                520,189                 293,779
Obligations under capital leases, current portion ..................................                 43,665                  40,117
                                                                                               ------------            ------------
     Total current liabilities .....................................................              5,684,407               6,945,792

Long-term debt .....................................................................                315,198                 615,198
Obligations under capital leases, net of current portion ...........................                 32,591                  66,720
                                                                                               ------------            ------------

     Total liabilities .............................................................              6,032,196               7,627,710
                                                                                               ------------            ------------


Shareholders' equity:
 Preferred stock, par value $.01, 1,000,000
   shares authorized, none outstanding .............................................                   --                      --
Common stock, par value $.01, 10,000,000 shares
   authorized; 5,642,000 shares issued and outstanding .............................                 56,420                  53,070
Additional paid-in capital .........................................................              9,119,174               8,733,980
Accumulated deficit ................................................................             (1,560,447)             (2,807,609)
                                                                                               ------------            ------------

     Total shareholders' equity ....................................................              7,615,147               5,979,441
                                                                                               ------------            ------------

     Total liabilities and shareholders' equity ....................................           $ 13,647,343            $ 13,607,151
                                                                                               ============            ============

                                GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                       September 30,                        September 30,
                                                              -------------------------------       -------------------------------
                                                                  1996               1995              1996                 1995
                                                              ------------       ------------       ------------       ------------
Sales ..................................................      $ 15,483,927       $ 13,142,029       $ 48,883,757       $ 36,912,884

Cost of sales ..........................................        10,934,994          9,610,898         35,925,359         27,720,648
                                                              ------------       ------------       ------------       ------------

      Gross profit .....................................         4,548,933          3,531,131         12,958,398          9,192,236

Selling, general and admininstrative expenses ..........         4,154,783          3,200,515         11,699,131          8,408,377
                                                              ------------       ------------       ------------       ------------

Operating income .......................................           394,150            330,616          1,259,267            783,859
                                                              ------------       ------------       ------------       ------------


Other income (expense)
   Gain (loss) on retirement of assets .................              --               (2,628)               500             (1,928)
   Other income (expense) ..............................             8,151              3,060             29,313              3,060
   Interest expense ....................................           (23,021)           (37,502)           (76,643)          (104,897)
   Foreign currency gain (loss) ........................            12,803              3,640             43,017              6,048
                                                              ------------       ------------       ------------       ------------

                                                                    (2,067)           (33,430)            (3,813)           (97,717)
                                                              ------------       ------------       ------------       ------------

Income before income taxes .............................           392,083            297,186          1,255,454            686,142
                                                              ------------       ------------       ------------       ------------

  Provision for income taxes ...........................             8,231               --                8,294               --

Net income .............................................      $    383,852       $    297,186       $  1,247,160       $    686,142
                                                              ============       ============       ============       ============



Earnings per share .....................................      $       0.07       $       0.06       $       0.22       $       0.15

Weighted average number of shares ......................         5,895,377          5,052,845          5,640,398          4,701,163

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                  ---------------------------------
                                                                                                      1996                1995
                                                                                                  -----------           -----------
Cash flows from operating activities:
    Net income .........................................................................          $ 1,247,162           $   686,142
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
      Depreciation and amortization ....................................................              399,365               321,985
      (Gain) Loss on sale of equipment .................................................                 (500)                1,928
      Changes in operating assets net of effects of acquisition:
         Decrease (increase) in accounts receivable, net ...............................              256,046               458,500
         Decrease (increase) in prepaid expenses .......................................             (103,217)              (38,054)
         Increase (decrease) in cash overdraft .........................................             (445,346)                 --
         Increase (decrease) in accounts payable and ...................................             (810,415)              198,256
               accrued expenses
                                                                                                  -----------           -----------

          Net cash provided by (used in) operating activities ..........................              543,095             1,628,757
                                                                                                  -----------           -----------


Cash flows from investing activities:
    Payment for acquisition, including acquisition .....................................              (28,739)           (1,192,026)
           costs, less cash acquired
    Proceeds from sale of equipment ....................................................                  500                 1,200
    Capital expenditures ...............................................................             (129,239)             (168,755)
                                                                                                  -----------           -----------

          Net cash provided by (used in)  investing activities .........................             (157,478)           (1,359,581)
                                                                                                  -----------           -----------


Cash flows from financing activities:
    Proceeds from:
       Notes payable ...................................................................            1,550,000             3,850,000
       Issuance of common stock ........................................................              288,844                  --
    Payments on:
       Notes payable ...................................................................           (1,857,131)           (3,950,000)
       Expenses to convert underwriter warrant .........................................               (5,000)
           rights to common stock
       Capital lease obligations .......................................................              (30,581)              (89,447)
                                                                                                  -----------           -----------

          Net cash flows provided by (used in) financing activities ....................              (53,868)             (189,447)
                                                                                                  -----------           -----------


Net increase (decrease) in cash and equivalents ........................................              331,749                79,729

Cash and equivalents at beginning of period ............................................              396,812               106,096
                                                                                                  -----------           -----------

Cash and equivalents at end of period ..................................................          $   728,561           $   185,825
                                                                                                  ===========           ===========


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest ...........................................          $    76,643           $   104,897
                                                                                                  ===========           ===========

                           GOLDEN EAGLE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

        The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.      INCOME TAXES

        There is no provision for income tax, other than alternative minimum tax, for nine month period ended September 30, 1996 or 1995 due to the existence of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance.

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

        Pro forma unaudited results of operations for the three months and nine months ended September 30, 1995, as if the transaction had occurred January 1, 1995 are as follows:

                                    Three months ended        Nine months ended
                                     September 30, 1995       September 30, 1995

        Revenue                     $       13,981,013        $       43,088,933
        Net Income                  $          358,430        $          863,711
        Earnings per share          $              .07        $              .16

        Weighted average
            number of shares                 5,316,581                 5,323,061


        The pro forma information is not necessarily indicative of what actually would have occurred had the transaction occurred at the beginning of the periods presented. Such information also does not constitute a prediction of the Company's future performance.

5.      UNDERWRITER WARRANTS PURSUANT TO COMPANY'S INITIAL PUBLIC OFFERING

        Effective August 12, 1996, the Company agreed to issue 160,000 shares of Common Stock and pay $5,000 in expenses in exchange for warrants to purchase common stock and warrants to purchase common stock warrants (collectively, the "Underwriter Warrants") issued to various underwriters in connection with the Company's initial public offering in November 1992.

6.      ACQUISITIONS

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

        The shares issued to Pulk/Reedy will be escrowed and release of escrowed shares and share options will be contingent on results of business activity generated by Pulk/Reedy. Accordingly, escrowed shares will be reflected for accounting purposes when released.

        For financial reporting purposes, the transaction was accounted for under the purchase method. Goodwill, cost in excess of assets acquired, of $42,260 is being amortized over a period of 20 years. Proforma results reflecting the acquisition have not been presented as results would not be materially different from those historically reported.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

        Golden Eagle Group, Inc. ("GEGP" or the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing international transportation logistics and related services.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30,1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,1995

        Revenue during the three months ended September 30, 1996, increased by approximately 17.8% to $15,483,927 from $13,142,029 during the same period in 1995. Approximately $839,000, or 35.8% of the improvement in sales is attributable to the acquisition on July 31, 1995 of WTT. The remaining increase is attributable to increased sales to existing customers in all major markets served by the Company.

        Gross Profit, (sales less cost of sales), during the three months ended September 30, 1996, increased approximately 28.8% or $1,017,802 to $4,548,933 from $3,531,131 for the same period in 1995. The increase is partially attributable to an improvement in gross profit margin from 26.9% for the three months ended September 30, 1995 to 29.4% for the three months ended September 30, 1996. The improvement in gross margin is a result of increased sales of logistics management services by existing Company offices and the July 1995 acquisition of WTT, which specializes in logistics management. Logistics management services are not offset by direct shipping costs as is the case in many traditional forwarding shipments and thus will generally improve gross margins. The remainder of the improvement is directly attributable to the aforementioned increase in sales.

        Selling, general and administrative expenses during the three months ended September 30, 1996, increased $954,268 to $4,154,783, or approximately 29.8%, from $3,200,515 for the same period in 1995. As a percentage of sales, selling, general and administrative expenses increased from 24.4% of sales for the three months ended September 30, 1995 to 26.8% for the same period in 1996. Furthermore, as a percentage of gross profit, selling, general and administrative expenses increased from 90.6% for the three months ended September 30, 1995 to 91.3% for the same period in 1996. The increase in selling, general and administrative expenses as a percentage of gross profit is primarily attributable to the addition of two key executives and the addition of four new offices in July 1996 in conjunction with the Pulk/Reedy business acquisition agreement.

        The Company's operating and net income was $394,150 and $383,852, respectively for the three months ended September 30, 1996, as compared to operating and net income of $330,616 and $297,186, respectively for the three months ended September 30, 1995. The Company attributes the approximately 19.2% improvement in operating income and 29.2% improvement in net income primarily to strong project and logistic activities of the Company's largest operation in Houston, TX. Additionally, results for the three months ended September 30, 1996 include initial startup losses of approximately $53,000 on the four new offices acquired pursuant to the Pulk/Reedy business acquisition agreement.

        NINE MONTHS ENDED SEPTEMBER 30,1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1995

        During the nine months ended September 30, 1996, revenues increased $11,970,873, or approximately 32.4%, to $48,883,757 from $36,912,884 for the nine months ended September 30, 1995. Approximately $6,508,000 of the increase is directly attributable to the combination of the operations of WTT as a result of the July 31, 1995 purchase transaction. Results for the seven months ended July 31, 1995 precede the acquisition. See "Purchase of World Trade Transport of Virginia, Inc." in "Notes to Consolidated Financials". The remaining improvement is due to a continued growth and strength across all markets served by the Company's service locations.

        Gross profit increased approximately 41.0% or $3,766,162 to $12,958,398 for the nine months ended September 30, 1996 from $ 9,192,236 for the same period in 1995. Approximately $2,204,800 of the increase is directly attributable to the addition of WTT operations as of July 1995. The remainder of the increase is attributable to the period increase in sales as described above. The gross profit margin increased to approximately 26.5% for the nine months ended September 30, 1996 from approximately 24.9% for the same period in 1995. The improvement in gross margin is a result of increased sales of logistics management services by existing Company offices and the July 1995 acquisition of WTT, which specializes in logistics management. Many logistics management services are not offset by direct shipping costs as is the case in many traditional forwarding shipments and thus should generally improve gross margins.

               Selling, general and administrative expenses increased approximately 39.1% from $8,408,377 for the nine months ended September 30, 1995 to $11,699,131 for the nine months ended September 30, 1996. Approximately $1,861,700 of the increase is directly attributable to the addition of WTT. Selling, general and administrative expenses as a percentage of sales increased slightly from approximately 22.8% for the nine months ended September 30, 1995 to approximately 23.9% for the same period in 1996. The increase in selling, general and administrative expenses as a percentage of gross profit is partially attributable to the addition of two key executives and the addition of four new offices in July 1996 in conjunction with the Pulk/Reedy business acquisition agreement as mentioned previously. Additionally, the Company has expanded management information services functions to better react to customer demands with the addition of new computer hardware and personnel.

        The Company is reporting operating and net income of $1,259,267 and $1,247,160, respectively for the nine months ended September 30, 1996, as compared to operating and net income of $783,859 and $686,142, respectively for the nine months ended September 30, 1995. The Company attributes the improvement in operating and net income partially to the improvement in operating results at it's Laredo, Texas location and the acquisition of WTT. See NOTE 4. The Laredo location reported an operating loss of approximately $49,300 for the nine months ended September 30, 1996 as compared to an operating loss of approximately $229,400 for the same period in 1995.

        The Company has not provided a provision for income tax for nine month period ended September 30, 1996 or 1995 due to the existence of net operating loss carryforwards and a reduction in the deferred tax asset valuation allowance. If the Company continues profitability, a provision for income tax expense would be required in 1997.


LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1996, the Company had working capital of $2,933,090, as compared to working capital of $1,493,985 at December 31, 1995. The Company's primary sources of cash were generated from operations and a $1,000,000 line of credit facility with a bank. Advances under the facility bear interest at the bank's prime rate plus 1% and are due and payable on May 2, 1997. The Company had no borrowings under the facility as of September 30, 1996.

               Cash flows provided by operating activities were $543,095 for the nine months ended September 30, 1996, as compared to cash flows provided by operating activities of $1,628,757 for the nine months ended September 30, 1995. The Company used available cash to reduce accounts payable balances and cash overdrafts of approximately $1,255,761 during the nine months ended September 30, 1996.

        The Company's expenditures for facilities and equipment were $129,239 for the nine months ended September 30, 1996 as compared to $168,755 in the same period in 1995. Approximately, $50,000 of 1996 expenditures are related to modification of existing warehouse space to handle new logistics business in the Company's facilities. In January 1996, the Company signed a three year agreement with C.S.I., a distributor of upscale table top products, to manage C.S.I.'s inventory and fulfill all North American distribution requirements. The Company has built a dedicated climate controlled warehouse environment in existing facilities to provide the pick and pack services related to this contract.

        At September 30, 1996, the Company had cash and equivalents of $728,561 as compared to $396,812 at December 31, 1995 as a result of the financing activities described above.

        The Company's primary financing needs relate to the expansion of its business in existing markets. The Company believes that its present capital resources, when combined with revenues generated from operations, are adequate to fund its present level of operations.

                                      -10

                           PART II - OTHER INFORMATION



        ITEM 1.LEGAL PROCEEDINGS

               Not Applicable.

        ITEM 2.CHANGES IN SECURITIES

               Not Applicable.

        ITEM 3.DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

        ITEM 5.OTHER INFORMATION

               Not Applicable.

        ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

                (A)   EXHIBITS:

                      None.

                (B)   REPORTS ON FORM 8-K:

                      None.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GOLDEN EAGLE GROUP, INC.


Date:  November  13, 1996                     By: /S/ PATRICK H. WESTON
                                              Patrick H. Weston, President and
                                              Chief Executive Officer (Principal
                                              Executive Officer)



Date:  November 13, 1996                      By:  /S/ DONALD A. NODORFT
                                              Donald A. Nodorft, Vice President-
                                              Finance (Principal Financial and
                                              Accounting Officer)