Form 10-K405
period 1996-12-31
GOLDEN EAGLE GROUP INC
filed 1997-03-31
CIK 890508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     For the fiscal year ended December 31,1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                         Commission file number 1-11480

                            GOLDEN EAGLE GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                             65-0353755
     (State Or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)


            120 STANDIFER DRIVE
               HUMBLE, TEXAS                               77338
   (Address of Principal Executive Offices)              (Zip Code)

                                 (281) 446-2656
                (Issuer's Telephone Number, Including Area Code)

                   Securities registered under Section 12 (b)
                    of the Securities Exchange Act of 1934:

                                                         Name of Each Exchange
            Title of Each Class                           on Which Registered
            -------------------                           -------------------
Common Stock, par value $.0l per share                   Boston Stock Exchange

Redeemable Common Stock Purchase Warrants                Boston Stock Exchange

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                                      None.

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State issuer's revenues for its most recent fiscal year: $66,506,044.

      State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 1997, computed by reference to the price at which the stock was sold on that date: $4,401,625.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of the registrant's Common Stock, par value $.0l per share (the "Common Stock"), as of March 17, 1997, was 5,730,000.

      Transitional Small Business Disclosure Format:
            Yes  [ ]       No    [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

      To the extent specified, Part III of this Form 10K incorporates information by reference to the Registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders.

                                     PART I

  ITEM 1.     DESCRIPTION OF BUSINESS.

        (A)     BUSINESS DEVELOPMENT

  Golden Eagle Group, Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing international transportation logistics and related services. The Company provides logistics services and international air and ocean freight forwarding, primarily for shipments from Texas to Europe, the Middle East, the Far East, Russia/CIS and Africa, from the Washington D.C. area to Europe and Asia and shipments from Miami to Central and South America and the Caribbean, as well as shipments from the Company's other facilities in the United States, and incidental services such as packing, crating and warehousing. As a freight forwarder, the Company plans and facilitates the shipment of goods and merchandise from point of origination to destination by securing air or ocean cargo space, arranging for delivery of goods to carriers and preparing shipping and customs documentation. The Company is also a licensed customs broker.

  The Company maintains its principal office in Houston and branch offices in Miami, San Francisco, Los Angeles, Chicago, New York City (JFK), Washington D.C (Sterling,VA), Baltimore, Phoenix, Denver, Dallas, Las Vegas and Laredo and services overseas points of destination or origination through a network of international freight forwarders who act as local agents for the Company.

  In March 1994, the Company acquired all of the outstanding capital stock of DAHER America through the Merger of a newly formed subsidiary of the Company into and with DAHER America. For accounting purposes, the Merger is treated as if DAHER America acquired the Company and therefore, effective March 1, 1994, the historical consolidated financial statements of DAHER America are deemed to be the financial statements of the Company. Accordingly, all financial information herein for periods prior to March 1, 1994 reflects only the financial results of DAHER America.

In furtherance of its expansion strategy, effective July 31, 1995, the Company acquired all of the outstanding capital stock of World Trade Transport of Virginia, Inc. ("WTT"), a privately held full-service regional freight forwarder and customs broker with headquarters in the Washington D.C. area and three facilities in the Washington, D.C. and Baltimore area.

The Company, a successor to a business established in 1979, was incorporated in Delaware on June 29, 1992. Unless the context requires otherwise, (i) all information in "Item 1. Description of Business", "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and " Item 11. Security Ownership of Certain Beneficial Owners and Management", gives effect to the Merger and Acquisition and (ii) the "Company" refers to Golden Eagle Group, Inc. and its consolidated subsidiaries, including DAHER America, Inc. and World Trade Transport of Virginia, Inc.

      (B)   BUSINESS OF ISSUER

 OPERATIONS

Airfreight Forwarding. In its airfreight forwarding operations, the Company prepares airway bills, collects through charges, provides handling services, routes and traces shipments, investigates and settles claims, arranges for and performs transfer services, provides shipping advice, prepares shipping and customs documentation and furnishes various other incidental services. The types of items shipped in the airfreight forwarding portion of the Company's business are typically of an urgent nature where shippers realize the speed and/or convenience of air freight delivery. The Company does not own or operate any aircraft.

The Company consolidates consignments bound for locations for which it has a significant volume of business into a single shipment. The amount, which the Company charges its customers, is based upon the weight of the item to be shipped. Typically, as the weight of a shipment increases, the cost per pound charged by both commercial air carriers to the Company and by the Company to its customers decreases. As a result, by consolidating the shipments of its customers and presenting them to a commercial air carrier as a single shipment, the Company is normally able to offer its customers a lower cost than they could individually obtain and, as a general rule, realize a higher gross profit margin on consolidated shipments than on unconsolidated shipments. The differential between the rate charged to the Company by an air carrier and the rate which the Company charges to its customers, plus fees for incidental services and a commission paid to the Company by the commercial air carrier for utilizing its services, represents the gross profit made by the Company in connection with such shipments. In the case of unconsolidated shipments, the Company's income is derived primarily from commissions paid by the air carrier. The Company monitors the rates charged by commercial air carriers in the markets serviced by the Company and adjusts, as it deems appropriate and consistent with competitive factors, the rates it charges its customers to reflect changes in commercial air carrier rates.

In a typical international consolidated air shipment, the Company's customers, or non-affiliated commercial trucking companies ("common carriers"), deliver the articles to be exported to one of the Company's offices. At such office, the shipments are consolidated and are delivered by the Company's trucks or a hired common carrier to a commercial air carrier for shipment. Upon arrival at the air carrier's foreign destination, a local independent freight forwarder acting as an agent for the Company takes delivery of the consolidated shipment and breaks it down into its various components. These separate components are then either picked up by the consignee or are delivered by an independent carrier to their final destination at the consignee's expense.

The Company's liability to its customers for lost or damaged goods in consolidated shipments is limited contractually to a maximum of $9.07 per pound unless the shipper specifically requests excess valuation coverage or insurance for the goods being shipped. In that event, the Company obtains insurance in the amount by which the value of such goods exceeds such contractual limitation. The air carriers utilized by the Company to make the actual shipment are liable to the Company for a maximum of $9.07 per pound by international treaty. The Company when acting solely as agent for an air carrier in connection with unconsolidated shipments, generally does not have any contractual liability for lost or damaged goods following delivery thereof to the air carrier. The Company maintains insurance that it believes is adequate to protect itself against losses attributable to lost or damaged shipments.

OCEAN FREIGHT FORWARDING. As an ocean freight forwarder, the Company acts as an agent of the shipper or the consignee, obtains cargo space, coordinates delivery of shipments to ocean carriers, prepares required shipping and customs documentation, procures insurance, and furnishes other miscellaneous services, such as inland transportation, packing, crating and warehousing. The Company does not own or operate any ships.

An important aspect of the Company's ocean freight forwarding operations is its consolidation activities. In connection with shipments between locations for which the Company has a significant amount of business, the Company combines shipments bound for a particular destination, determines the routing, selects the direct carrier and renders each consolidated lot as a single shipment to the direct carrier. Consolidated shipments are packed in containers furnished by the carrier. At the distribution point, the Company's agent receives the containerized shipment, breaks it into its component shipments and distributes the individual shipments. Consolidation of shipments benefits the customer as it permits the Company to offer more attractive rates to its customers and affords greater security against damage or loss both during shipment and customs clearance. The Company's consolidated shipments typically generate a higher gross profit margin for the Company.

As an ocean freight forwarder, the Company's revenues are derived primarily from commissions paid for procuring shipments to be carried by an ocean carrier and from fees charged to customers for additional services provided by the Company, such as preparing documentation, procuring insurance, packing, crating and consultation. The commissions paid to the Company by shipping lines for using their services are either fixed by the carrier or by shipping conferences of which the carrier is a member. The fees charged by the Company to its customers for additional services are determined by negotiation between the Company and such customers.

AGENTS. The Company serves overseas points of destination or origination through a network of local international freight forwarders who act as agents for the Company. The services provided by the Company's agents, who are retained on both an exclusive and non-exclusive basis, include receiving shipments and arranging for their delivery for consignees, delivering outgoing shipments to carriers, preparing and assisting in the processing of shipping and foreign customs documentation and obtaining customers for the Company's services. Upon completion of the

Merger, the Company entered into an exclusive agency agreement with Compagnie Daher pursuant to which the Company appointed Compagnie Daher as its exclusive agent in France and Compagnie Daher appointed the Company as its exclusive agent in the United States, other than with respect to one of Compagnie Daher's existing accounts.

The Company believes that the use of agents in foreign countries may be preferable in many instances to setting up Company offices in such locations, because such agents are typically local international freight forwarders with established infrastructures, existing relationships with customers and carriers and familiarity with local customs and legal requirements.

CUSTOMS BROKERAGE. As a customs broker, the Company assists importers in clearing their shipments through United States Customs by preparing required customs documentation, providing for payment of duties on behalf of the importer, arranging for required inspections by governmental agencies and arranging for ultimate delivery of the shipment. The Company offers customs brokerage services to all shippers and not just those using its ocean and airfreight forwarding services. The Company is a member of the United States Customs Automated Broker Interface program which permits the Company to clear its customers' goods through United States Customs electronically, allowing the customer to obtain its goods in a matter of hours rather than days.

The Company's revenues from its customs brokerage operations are derived from the fees it charges its customers. The Company does not have a fixed fee schedule for such services and the determinations of such fees are not regulated. Instead, customs brokerage fees are based upon the complexity of the transaction, the nature of the shipment, the value of the articles comprising the shipment and the types of services required. The Company in certain instances may advance customs duties or fees for its customers.

WAREHOUSING OPERATIONS. The Company offers regular warehousing in all of its U.S. branch offices, except Las Vegas, as well as United States Customs bonded warehousing in Miami. In its bonded warehouse, the Company can hold foreign merchandise on behalf of the customer until the customer is ready to ship its merchandise for up to five years without the customer paying duties. The Company's revenues from its warehousing operations are derived from fees it charges to its customers.

CRATING, PACKING AND ANCILLARY SERVICES. The Company offers routine and custom crating and packing services in all of its offices both in connection with its ocean and airfreight forwarding business and independently of such activities. Most crating and packing is performed in connection with the Company's freight forwarding business. Rates for routine packing and crating are based upon the number of items to be packed or crated and the type of packing or crating required. Fees charged in connection with custom crating and packing are determined by negotiation between the Company and its customers.

The Company operates a fleet of trucks in Miami, Sterling, Virginia and Houston for the purpose of delivering shipments to a carrier and providing for pick up of merchandise for certain local customers. The Company is licensed to use its trucks to transport bonded goods in Miami. Except for the foregoing. the Company does not otherwise handle the transport of goods and merchandise itself and consequently does not assume the liability for transport attributable to common carriers.

The Company charges various fees for services ancillary to its freight forwarding activities, such as preparing shipping documentation, investigating and settling claims, performing transfer services, providing consulting services and acting as a charter broker. Fees for ancillary services are determined by negotiation or are set by the Company prior to the time such services are provided.

EXPANSION STRATEGY

Since completion of its initial public offering in November 1992, the Company's strategy has been to expand its operations through the establishment of additional domestic regional offices. The acquisition of DAHER America, which maintained its principal office in Houston and facilities in Los Angeles, San Francisco, Chicago and New York City, accomplished part of this strategy. In 1993, as part of this strategy, the Company also opened a branch office in Laredo. Since the Merger, the Company has also sought to further expand its operations by combining DAHER America's expertise and additional capabilities in Europe, the Middle East and Far East with the Company's expertise in Central and South America, the Caribbean and Mexico.

In addition to the foregoing, during 1994 the Company adopted a strategy of acquiring niche companies in the transportation logistics field, which not only complement its existing business but offer the opportunity for growth in revenues and profitability. Pursuant to this strategy, in July 1995, the Company acquired WTT, a regional Washington D.C. area forwarder and customs broker with offices at Sterling, Virginia, Baltimore and at Dulles Airport..

In July 1996, the Company acquired certain assets of Ryan Freight Services, a Dallas based freight forwarder with offices in Las Vegas, Phoenix and Denver. In conjunction with the purchase agreement, the Company completed a business acquisition agreement with Mr. David Pulk and Mr. Ed Reedy ("Pulk/Reedy"), whereby certain compensation will be contingently issuable based on future business development activities of Pulk/Reedy.

MARKETING

The Company effects approximately 4,000 transactions per month and has approximately 1000 customers, including multi-national manufacturers of office and air conditioning equipment, consumer electronics and athletic footwear, as well as companies involved in the oilfield and aeronautics industries, and automobile dealerships, furniture manufacturers and building supply contractors. The Company seeks to provide a high level of service to its customers, with emphasis on reliability and responsiveness to customer needs.

The Company's largest customer, Amoco Production Company and related affiliates, accounted for approximately 13.0%, 12.6% and 8.9% of the Company's consolidated revenues for the years ended December 31, 1996, 1995 and 1994 respectively. Although the Company has signed a cooperative agreement with the customer, the agreement is not a binding contract. The loss of this customer could have a material adverse effect on the Company's present and proposed business activities. No other customer accounted for more than 6% of the Company's revenue in 1996, 1995 and 1994.

In addition to its management team who are actively engaged in sales efforts, the Company employs a full-time sales staff. In addition, the Company maintains a customer service department, which the Company believes is a key factor in obtaining and servicing customers.

COMPETITION

Freight forwarding and customs brokerage are intensely competitive and are expected to remain so for the foreseeable future. The Company competes with a large number of freight forwarding concerns in a highly fragmented industry, some of which have greater financial resources and name recognition, more experience, more offices and offer a broader variety of services than the Company. The Company believes that price and quality of service, including reliability, responsiveness, expertise, convenience and scope of operations are the most competitive factors in the freight forwarding industry. The Company believes that it competes effectively amongst its peers because it holds the necessary licenses to offer a broader array of services than many freight forwarders of comparable size and furnishes a high level of customer service.

GOVERNMENT REGULATION

The Company's airfreight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the Department of Transportation (the "DOT"), the successor to the Civil Aeronautics Board. Part 296 of the DOT's Economic Aviation Regulations exempts airfreight forwarders from most, but not all, of such act's requirements. The major provisions of the act that remain applicable to the Company are subsection 403(b)(2) which forbids solicitation of certain rebates; Section 404(a), which requires the Company to provide safe service, equipment and facilities; Section 404(b), which prohibits discrimination with respect to foreign air cargo transportation; Section 407(a), which requires the keeping of certain accounts; Section 411, which prohibits unfair or deceptive practices; and Section 415 which authorizes the DOT to inquire into the Company's management for certain purposes.

The Company is licensed as an ocean freight forwarder by the Federal Maritime Commission (the "FMC") and is also authorized by the FMC under the names "Bridgeport Shipping Lines, Inc."

and "Dacom Line" to act as a Non-Vessel Operating Common Carrier. The FMC prescribes qualifications for acting as a shipping agent, including certain surety bonding requirements.

The Company is certified as an airfreight forwarder by the International Air Transport Association ("IATA"), a voluntary association of airlines, which prescribes certain operating procedures for airfreight forwarding companies when acting as an agent for members of IATA. The majority of the Company's airfreight forwarding business is conducted with airlines, which are IATA members.

The United States Customs Service of the Department of the Treasury licenses the Company as a customs broker in each customs district in which it does business. All customs brokers are required to maintain prescribed records and are subject to periodic audits by the United States Customs Service.

The Company's facility in Medley, Florida is authorized by the United States Customs Service as a bonded warehouse. In addition, the Company is designated by the United States Customs Service as a container freight station in Miami which permits the Company to act as a transit station for cargo held in bond. The Company is also authorized as a Customs House Cartman to transport bonded goods to and from the Company's warehouse in Medley, Florida.

Although the Company is required to obtain certain permits and licenses and is subject to certain regulations in connection with its operations, the Company is not subject to rate regulations in any jurisdiction in which it currently does business. The Company does not believe that current government regulation of its business activities imposes significant economic restraint upon its existing operations. However, the regulations of foreign governments may impose significant barriers to expansion of the Company's business into new countries in which it might desire to establish offices.

EMPLOYEES

At March 17, 1997, the Company employed approximately 230 full-time personnel. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

ITEM 2.       DESCRIPTION OF PROPERTY.

The Company's executive offices are located in a facility located near the Houston Intercontinental Airport consisting of approximately 10,000 square feet of office space and 50,000 square feet of warehouse space. The facility is leased pursuant to a lease expiring in December 1997. The annual rent under such lease is $200,912 through December 1996 and increases thereafter at the rate of three percent per year. The Company has an option to renew such lease for an additional five-year term, with rental increases of approximately three percent per year. The Company also leases approximately 10,000 square feet of warehouse space and 3 acres of yard space of an adjacent facility on a month-to-month basis.

The Company occupies an approximately 112,500 square foot facility located at 11700 N.W. 100th Road, Medley, Florida. Such facility includes approximately 12,500 square feet of office space, 80,000 square feet of regular warehouse space and 20,000 square feet of bonded warehouse space. The term of the lease for such facility is seven years and expires in September 1999. Rent under the lease ranges from $441,339 for the first year to $592,944 for the seventh year. The Company has an option to renew such lease for an additional seven-year term, with rental increases of four percent per year.

The remaining branch offices of the Company are also located in leased facilities. The terms of such leases expire commencing in 1997 through 2000. The aggregate amount of the annual rental payments under such leases is currently approximately $1,415,436.

ITEM 3.       LEGAL PROCEEDINGS.

The Company is a party to routine litigation incident to the operation of its business. Some lawsuits to which the Company is party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves which management believes are adequate to cover any other litigation losses that may occur.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock and Warrants are quoted on the NASDAO Small-Cap Market under the symbols "GEGP" and "GEGPW", respectively, and are listed on the Boston Stock Exchange under the symbols "GEG" and "GEGW", respectively. The following table sets forth, for periods set forth below, the high and low bid quotations for the Common Stock and the Warrants as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                          Common Stock        Warrants
                                          ------------      ------------
                                          High     Low      High     Low
                                          ----     ---      ----     ---
    1996

    First Quarter                        4-1/8   1-15/16    1-5/8   5/8
    Second Quarter                       4-1/2   3-1/2      1-7/8   1-3/8
    Third Quarter                        5       3-1/8      2       1-1/4
    Fourth Quarter                       4-1/2   2-3/4      1-3/4   7/8

    1995

    First Quarter                        2-7/8   1-5/8      1-1/8   1/2
    Second Quarter                       2-1/2   1-3/8      1-1/8   5/8
    Third Quarter                        2-11/16 1-11/16    1       5/8
    Fourth Quarter                       2-7/16  1-3/4      1       1/2


As of March 17, 1997 there were approximately 95 record holders of the Company's Common Stock. The Company believes there are in excess of 300 beneficial owners of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.

ITEM 6.          SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8.

                                                   THE COMPANY
                            --------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                            1992 (1)    1993 (1)    1994 (1)    1995 (2)      1996
                            --------    --------    --------    --------    --------
                                    (in thousands, except per share amounts)
Statement of Income Data:
 Sales                      $ 39,454    $ 33,209    $ 41,259    $ 52,450    $ 66,506
                            --------    --------    --------    --------    --------
Operating income                (207)        (97)        369       1,061       1,312

Other income(expense)           (100)        (27)        (68)       (131)        (19)
Net Income (Loss)           $   (307)   $   (124)   $    301    $    930    $  1,724
                            --------    --------    --------    --------    --------
Income (loss) per
    common share            $   (.11)   $   (.04)   $    .07    $    .19    $    .29

                                                   THE COMPANY
                            --------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                            1992 (1)    1993 (1)    1994 (1)    1995 (2)      1996
                            --------    --------    --------    --------    --------
                                                  (in thousands)
Balance Sheet Data:
  Working capital           $    650    $    515    $    697    $  1,494    $  2,926
  Total assets                 5,055       4,339       9,430      13,607      15,192

  Long-term debt, including
      capitalized lease and
      current installments     1,026         600       1,798       1,134         679
  Shareholders' equity         1,031         907       3,850       5,979       8,236

 ---------------------------

1) In March 1994, the Company acquired all of the outstanding capital stock of DAHER America through the Merger of a newly formed subsidiary of the Company into and with DAHER America. For accounting purposes, the Merger is treated as if DAHER America acquired the Company and therefore, effective March 1, 1994, the historical consolidated financial statements of DAHER America are deemed to be the financial statements of the Company. Accordingly, all financial information herein for periods prior to March 1, 1994 reflects only the financial results of DAHER America.

2) Effective July 31, 1995, the Company acquired all of the outstanding capital stock of World Trade Transport of Virginia, Inc. ("WTT").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

In March 1994, the Company acquired all of the outstanding capital stock of DAHER America through the Merger of a newly formed subsidiary of the Company into and with DAHER America. For accounting purposes, the Merger is treated as if DAHER America acquired the Company and therefore, effective March 1, 1994, the historical consolidated financial statements of DAHER America are deemed to be the financial statements of the Company. Accordingly, the discussion of the results of operations and other financial information herein reflects the historical results of operations and financial information of DAHER America for periods precedent to March 1, 1994 and the combined results of operations of the Company and DAHER America for periods subsequent to March 1, 1994.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

      Revenue during the three months ended December 31, 1996, increased approximately 13.4% to $17,622,287 from $15,536,810 during the same period in 1995. Approximately $735,000 of the increase is attributable to new offices acquired by the Company related to the Pulk/Reedy transaction consummated on July 16, 1996. The remaining increase is attributable to increased sales to existing customers.

      Gross profit during the three months ended December 31, 1996, increased approximately 12.4% or $476,354 to 4,309,163 from 3,832,809 for the same period in 1995. The increase is directly attributable to the aforementioned increase in sales.

      Selling, general and administrative expenses during the three months ended December 31, 1996, increased $700,933 to $4,256,193, or approximately 19.7%, from $3,555,260 for the same period in 1995. As a percentage of sales, selling, general and administrative expenses increased from 22.9% of sales for the three months ended December 31, 1995 to 24.2% for the same period in 1996. The increase is attributable to the business development activities of two newly hired key executives and the addition of four new offices in July 1996 in connection with the Pulk/Reedy acquisition. Additionally, the Company took a one-time charge to earnings of $160,581 in the fourth quarter of 1996 related to the termination of an employment contract with a former executive officer.

      The Company's operating and net income was $52,970 and $476,407, respectively for the three months ended December 31, 1996 as compared to operating and net income of $277,549 and $243,520 respectively for the three months ended December 31, 1995. The reduction in operating income for the three months ended December 31, 1996 as compared to the same period in 1995 is primarily attributable to the aforementioned increase in selling, general and administrative costs inclusive of employment contract termination costs. Net income for the quarter ended December 31, 1996 reflects the recognition of income tax benefit of $430,717 and the establishment of a net deferred tax asset related to a portion of the Company's unused and unexpired net operating loss carryforwards.

      YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      The Company's revenues increased $14,056,350 or approximately 26.8% to $66,506,044 during the year ended December 31, 1996 from $52,449,694 for the year ended December 31, 1995. Approximately 43.2% of the increase is attributable to the acquisition of WTT in July 1995. 1995 results include only five months of WTT sales whereas 1996 results include sales for the full twelve months. An additional 9% of the increase is attributable to sales generated by four new offices acquired with the Pulk/Reedy acquisition. The remainder is primarily due to increased sales in the Company's Houston, Miami and Laredo operations.

      For the year ended December 31, 1996, gross profit increased approximately 32.6% to $17,267,561 from $13,025,045 for the year ended December 31, 1995.
$2,363,001 or approximately 55.7% of the increase, is attributable to the addition of WTT operations resulting from the July 1995 acquisition. The remainder of the increase is primarily due to increases in sales in the aforementioned Company service areas. The Company's gross profit margin has increased slightly from approximately 24.8% in 1995 to 26.0% in 1996. The increase is attributable to the increase in logistics support services sold in 1996 whereby the Company is selling a higher volume of services with fewer direct freight costs. A higher proportion of logistics service cost is employee payroll cost that the Company classifies as a selling, general and administrative expense.

      Selling, general and administrative expenses increased approximately 33.4%, or $3,991,687 from $11,963,637 for the year ended December 31, 1995 to
$15,955,324 for the year ended December 31. 1996. As a percentage of sales, selling general and administrative costs increased from approximately 22.8% in 1995 to approximately 24.0% for the twelve months ended December 31, 1996. Approximately $2,218,100 or 55.6% of the increase is directly attributable to the Company's acquisition of WTT in July 1995. Additionally, the Pulk/Reedy acquisition increased selling, general and administrative costs approximately $225,000 over the last five months of 1996 ending December 31st. The remainder of the increase is directly related to the Company's increase in gross profit mentioned above.

      Interest expense decreased by 34.2% or $50,719 to $97,749 for the year ended December 31, 1996 as compared to $148,468 for the year ended December 31, 1995. The reduction in interest expense is attributable to the retirement of debt using cash flow from operations.

      The Company had a net income of $1,723,567 for the year ended December 31, 1996 as compared to a net profit of $929,662 for the year ended December 31, 1995. There was no provision for income tax in either period as the Company has unexpired net operating loss carryforwards of approximately $3,300,000 and $4,140,000 at December 31, 1996 and 1995, respectively. For the year ended December 31, 1996, the Company recognized an income tax benefit of $430,717 with the establishment of a net deferred tax asset related to a portion of the Company's unused and unexpired net operating loss carryforwards.

      YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

      The Company's revenues increased $11,190,296 or approximately 27.1% to $52,449,694 during the year ended December 31, 1995 from $41,259,398 for the year ended December 31, 1994. Approximately 45.9% of the increase is attributable to the acquisition of WTT in July 1995. The remainder is primarily attributable to increased sales in the Company's Houston, New York, Los Angeles and Chicago operations.

      For the year ended December 31, 1995, gross profit (total revenues less cost of sales) increased approximately 37.5% to $13,025,045 from $9,469,093 for the year ended December 31, 1994. $1,636,168, or approximately 46.0% of the increase, is attributable to the addition of WTT operations. The remainder of the increase is primarily due to the aforementioned increases in sales in several of the Company's service areas. The Company's gross profit margin has increased slightly from approximately 22.9% in 1994 to 24.8% in 1995. The increase is attributable to the increase in logistics support services sold in 1995 whereby the Company is selling a higher volume of services with fewer direct freight costs. Higher proportions of logistics service costs are employee payroll costs, which the Company classifies as selling, general and administrative expense.

      Selling, general and administrative expenses increased approximately 31.4%, or $2,863,329 from $9,100,308 for the year ended December 31, 1994 to
$11,963,637 for the year ended December 31. 1995. Approximately $1,465,473 or 51.1% of the increase is attributable to the Company's acquisition of WTT. The remainder of the increase is directly related to the Company's increase in gross profit mentioned above.

      Interest expense increased by 60.9% or $56,228 to $148,468 for the year ended December 31, 1995 as compared to $92,240 for the year ended December 31, 1994. Approximately $43,668 of the increase is attributable to the financing of the WTT acquisition. The remaining increase is attributable to short-term working capital borrowings the Company made during 1995 related to the growth of its business.

      The Company had a net income of $929,662 for the year ended December 31, 1995 as compared to a net profit of $301,216 for the year ended December 31, 1994. There was no provision for income tax in either period as the Company has unexpired net operating loss carryforwards of approximately $4,140,000 and $5,070,000 at December 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had working capital of $2,925,962 as compared to working capital of $1,493,985 at December 31, 1995. The increase in working capital is primarily attributable to an increase in accounts receivable from $7,777,766 at the December 31, 1995 to $8,721,219 at December 31, 1996
related to increased ocean freight gross billings done in the fourth quarter of 1996. Most of these billings include an additional financing fee to compensate the Company for extended usage of working capital.

      The Company's primary source of cash was cash flow generated by operations. In addition, the Company has a $1,000,000 line of credit facility with its bank for working capital requirements. Advances under the facility bear interest at the bank's prime rate plus 1% and are due and payable on May 2, 1997. The agreement is collateralized by accounts receivable of Daher Golden Eagle and WTT. The Company had no outstanding balance under the facility at December 31, 1996.

      Cash flows used in investing activities were $265,424 for the year ended December 31, 1996, with $249,401 representing the purchase of general fixed assets.

      Cash flows used in financing activities were $489,988 for the year ended December 31, 1996. The Company used cash from operations and proceeds from the exercise of certain bridge warrants and employee stock options to reduce outstanding debt obligations during 1996. In January 1997 the Company repaid, from available cash flows, the term note resulting from the WTT acquisition scheduled to mature through June 1998.

      At December 31, 1996, the Company had cash of $513,842, as compared to $396,812 at December 31, 1995, as a result of the activities described above.

      The Company's primary financing needs relate to the financing of its business. The Company believes that its present capital resources, when combined with revenues generated from operations, are adequate fund its present level of operations. However, the Company may require additional financing to otherwise market and expand its business. While the Company is actively exploring various financing sources, it has no definite commitment for any additional financing and there can be no assurance that financing will be available on commercially reasonable terms or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing comparability of EPS data on an international basis.

      Some of the changes made to simplify the EPS computation include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSE's) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements.

      FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.


FORWARD LOOKING STATEMENTS

      This Form 10-K contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Company's results of operations and financial condition are: (i) competitive practices in the industries in which the Company will compete, (ii) the impact of current and future laws and governmental regulations affecting the industry in general and the Company's operations in particular, (iii)) fuel and other costs of company's that do the shipping for the Company that cannot be passed on to the Company's customers, and (iv) political or economic strife in major markets to which the Company's customers transport goods using the Company's services.

ITEM 8.       FINANCIAL STATEMENTS.

                   GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                               Table of Contents
                                                                       Pages

Report of Independent Accountants .................................     F-1
Financial Statements:
     Consolidated Balance Sheets ..................................     F-2

     Consolidated Statements of Operations ........................     F-3

     Consolidated Statements of Stockholders' Equity ..............     F-4

     Consolidated Statements of Cash Flows ........................     F-5

     Notes to Consolidated Financial Statements ...................   F-6 - F-15

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of
Directors of Golden Eagle Group, Inc.

We have audited the accompanying consolidated balance sheets of Golden Eagle Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Eagle Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
Miami, Florida
February 14, 1997

                   GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                                 December 31,           December 31,
                                                                                                     1996                  1995
                                                                                                 ------------          ------------
                                     Assets

Current Assets:
     Cash ..............................................................................         $    513,842          $    396,812
     Accounts receivable, trade, less allowance for
          doubtful accounts of $564,000 and $600,000
          at December 31, 1996 and 1995, respectively ..................................            8,721,219             7,777,766
     Prepaid expenses and other current assets .........................................              374,805               265,199
                                                                                                 ------------          ------------
               Total current assets ....................................................            9,609,866             8,439,777
                                                                                                 ------------          ------------
Property and equipment, net ............................................................              855,687               910,726

Deferred income taxes ..................................................................              552,891                     0

Cost in excess of net assets acquired, net .............................................            4,173,973             4,256,648
                                                                                                 ------------          ------------
               Total assets ............................................................         $ 15,192,417          $ 13,607,151
                                                                                                 ============          ============
                      Liabilities and Stockholders' Equity
Current Liabilities:
     Cash overdraft ....................................................................         $          0          $    445,346
     Notes payable and current portion of long-term debt ...............................              400,000               412,291
     Current obligations under capital leases ..........................................               38,395                40,117
     Accounts payable, trade ...........................................................            5,529,546             5,754,259
     Accrued expenses ..................................................................              715,963               293,779
                                                                                                 ------------          ------------
               Total current liabilities ...............................................            6,683,904             6,945,792
                                                                                                 ------------          ------------
     Long-term debt ....................................................................              200,000               615,198
     Obligations under capital leases ..................................................               40,645                66,720
     Deferred income taxes .............................................................               31,896                     0
               Total liabilities .......................................................            6,956,445             7,627,710
                                                                                                 ------------          ------------
Commitments and contingencies

Stockholders' Equity
     Preferred stock, par value $.01, 1,000,000 shares authorized, none
          outstanding ..................................................................                    0                     0
     Common stock, par value $.01, 10,000,000 shares authorized,
          5,642,000 and 5,307,000 shares issued and outstanding ........................               56,420                53,070
     Additional paid-in capital ........................................................            9,016,074             8,733,980
     Stock subscriptions ...............................................................              247,520                     0
     Accumulated deficit ...............................................................           (1,084,042)           (2,807,609)
                                                                                                 ------------          ------------
               Total stockholders' equity ..............................................            8,235,972             5,979,441
                                                                                                 ------------          ------------
               Total liabilities and stockholders' equity ..............................         $ 15,192,417          $ 13,607,151
                                                                                                 ============          ============

The accompanying notes are an integral part of these financial statements.

                   GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994

                                                                                          1996             1995             1994
                                                                                       ------------    ------------    ------------
Sales ..............................................................................   $ 66,506,044    $ 52,449,694    $ 41,259,398
Cost of sales ......................................................................     49,238,483      39,424,649      31,790,305
                                                                                       ------------    ------------    ------------
          Gross profit .............................................................     17,267,561      13,025,045       9,469,093
Selling, general and administrative expenses .......................................     15,955,324      11,963,637       9,100,308
                                                                                       ------------    ------------    ------------
Operating income ...................................................................      1,312,237       1,061,408         368,785
                                                                                       ------------    ------------    ------------
Other income (expense):
     Foreign exchange gain .........................................................         55,156           6,936          18,017
     Gain (loss) on sale of equipment ..............................................          1,552          (1,811)          6,654
     Other income ..................................................................         21,654          11,597               0
     Interest expense ..............................................................        (97,749)       (148,468)        (92,240)
                                                                                       ------------    ------------    ------------
                                                                                            (19,387)       (131,746)        (67,569)
     Income before income taxes ....................................................      1,292,850         929,662         301,216

     Income tax benefit ............................................................       (430,717)              0               0
                                                                                       ------------    ------------    ------------
Net income .........................................................................   $  1,723,567    $    929,662    $    301,216
                                                                                       ============    ============    ============
Earnings per common share and common share equivalents:
     Primary .......................................................................   $        .29    $        .19    $        .07
                                                                                       ============    ============    ============
     Fully Diluted .................................................................   $        .28    $        .19    $        .07
                                                                                       ============    ============    ============
Weighted average number of shares used in computing earnings per common share:
     Primary .......................................................................      5,947,697       4,867,363       4,184,389
                                                                                       ============    ============    ============
     Fully Diluted .................................................................      6,126,891       4,867,363       4,184,389
                                                                                       ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                   GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1995 and 1994

                                                                                   Additional    Stock
                                                              Number     Common     Paid-In     Subscrip-  Accumulated
                                                             of Shares    Stock     Capital      tions       Deficit        Total
                                                             ---------   -------   ----------   --------   -----------    ----------
Balance, December 31, 1993 ...............................   2,800,000   $28,000   $4,917,800   $      0   $(4,038,487)   $  907,313
Issuance of stock for acquisition ........................   1,400,000    14,000    2,086,000          0             0     2,100,000
Other stock issuances ....................................     307,000     3,070      538,180          0             0       541,250
Net income ...............................................           0         0            0          0       301,216       301,216
                                                             ---------   -------   ----------   --------   -----------    ----------
Balance, December 31, 1994 ...............................   4,507,000    45,070    7,541,980          0    (3,737,271)    3,849,779
Issuance of stock for acquisition ........................     800,000     8,000    1,192,000          0             0     1,200,000
Net income ...............................................           0         0            0          0       929,662       929,662
                                                             ---------   -------   ----------   --------   -----------    ----------
Balance, December 31, 1995 ...............................   5,307,000    53,070    8,733,980          0    (2,807,609)    5,979,441
Issuance of  stock commitment  commitment for acquisition
     for acquisition .....................................           0         0            0    105,000             0       105,000
Other stock issuances ....................................     335,000     3,350      282,094          0             0       285,444
Other stock commitments ..................................           0         0            0    142,520             0       142,520
Net income ...............................................           0         0            0          0     1,723,567     1,723,567
                                                             ---------   -------   ----------   --------   -----------    ----------
Balance, December 31, 1996 ...............................   5,642,000   $56,420   $9,016,074   $247,520   $(1,084,042)   $8,235,972
                                                             =========   =======   ==========   ========   ===========    ==========

The accompanying notes are an integral part of these financial statements.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 1996, 1995 and 1994

                                                                                       1996                1995             1994
                                                                                    -----------       -----------       -----------
Cash flows from operating activities:
     Net income ..............................................................      $ 1,723,567       $   929,662       $   301,216
     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
          Depreciation and amortization ......................................          385,117           343,598           328,843
          Amortization of cost in excess of net assets acquired ..............          124,273           107,861            77,914
          Deferred income taxes ..............................................         (520,995)                0                 0
          Loss (gain) on sale of equipment ...................................           (1,552)            1,811            (6,654)
          Other non-cash expenses ............................................           17,520                 0                 0
          Changes in operating assets and liabilities, net of
              effects of acquisition:
               Accounts receivable, net ......................................         (943,453)         (683,536)       (1,155,060)
               Prepaid expenses ..............................................         (109,606)          121,688           (52,698)
               Accounts payable, trade .......................................         (224,613)        1,464,559           (85,459)
               Accrued expenses ..............................................          422,184           (45,636)         (394,855)
                                                                                    -----------       -----------       -----------
               Net cash provided by (used in) operating activities ...........          872,442         2,240,007          (986,753)
                                                                                    -----------       -----------       -----------
Cash flows from investing activities:
     Proceeds from sale of equipment .........................................           12,716             1,200            43,650
     Capital expenditures ....................................................         (249,401)         (314,236)         (171,955)
     Acquisition of business, net of cash acquired ...........................          (28,739)         (383,865)         (275,678)
                                                                                    -----------       -----------       -----------
               Net cash used in investing activities .........................         (265,424)         (696,901)         (403,983)
                                                                                    -----------       -----------       -----------
Cash flows from financing activities:
     Cash overdraft ..........................................................         (445,346)          445,346           (46,816)
     Borrowings under line of credit .........................................        1,550,000         3,050,000         1,550,000
     Payments under notes payable and line of credit .........................       (1,977,489)       (3,853,126)       (1,200,000)
     Borrowings under note payable, principal shareholder ....................                0         1,150,000           800,000
     Payments under note payable, principal shareholder ......................                0        (1,950,000)                0
     Principal payments under capital lease obligations ......................          (40,117)          (94,610)         (129,509)
     Common stock issuance ...................................................          427,964                 0           425,000
     Costs incurred in warrant exchange ......................................           (5,000)                0                 0
                                                                                    -----------       -----------       -----------
               Net cash (used in) provided by financing activities ...........         (489,988)       (1,252,390)        1,398,675
                                                                                    -----------       -----------       -----------
Net increase in cash .........................................................          117,030           290,716             7,939
Cash, beginning of year ......................................................          396,812           106,096            98,157
                                                                                    -----------       -----------       -----------
Cash, end of year ............................................................      $   513,842       $   396,812       $   106,096
                                                                                    ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

Golden Eagle Group, Inc. and its wholly-owned subsidiaries ("the Company") are worldwide freight forwarders, logistics specialists and customs brokers handling merchandise shipped to and from the United States.

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, principally on the straight-line basis.

Expenditures for additions, major renewals and betterments are capitalized. Expenditures for normal maintenance and repairs are charged to earnings as incurred.

When properties are retired, or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in earnings.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" is applicable to the Company in fiscal 1996. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement did not have a material impact on the financial statements of the Company.

REVENUE RECOGNITION

The Company earns forwarding commissions and brokerage fees on ocean and air shipments. Forwarding commissions are determined on a standard rate per shipment, and brokerage fees are determined as a percent of the freight bills charges by the common carriers.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   CONTINUED:

AMORTIZATION

The cost in excess of net assets of businesses acquired at their respective acquisition dates are amortized on a straight-line basis primarily over 20 to 40 years. The Company continually assesses the carrying value in order to determine whether an impairment has occurred, taking into account both historical and forecasted results of operations.

INCOME TAXES

The Company reflects income taxes based on the liability method of accounting which requires the recognition of deferred tax assets and liabilities which are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PER SHARE DATA

Per share data is calculated based upon the weighted average number of shares of common stock and dilutive stock options and warrants outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior period EPS data presented. The Company has not yet determined the impact, if any, the adoption of SFAS No. 128 will have on the Company's financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years ended December 31, 1996, 1995 and 1994 for interest amounted to $102,527, $138,733 and $78,677, respectively. Supplemental schedule of noncash investing and financing activities: 1996: The Company acquired certain assets of Ryan Freight Services, Inc. Refer to Note 2. 1995: The Company acquired World Trade Transport of Virginia, Inc. Refer to Note 2. Long-term debt in the amount of $1,000,000 was incurred for the acquisition of World Trade Transport of Virginia, Inc.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   CONTINUED:

1994:

A reverse acquisition occurred with Daher America, Inc.  Refer to Note 2.

Capital lease obligations in the amount of $83,080 were incurred when the company entered into leases for operating equipment.

MAJOR CUSTOMERS

The Company had revenues from five customers that represented 28%, 23% and 21% of total revenue for the years ended December 31, 1996, 1995 and 1994, respectively.

2. BUSINESS COMBINATIONS:

Effective July 16, 1996, the Company consummated an agreement to purchase certain assets of Ryan Freight Services, Inc. of Dallas, Texas in exchange for 30,000 shares of the Company's common stock. In conjunction with the asset purchase agreement, the Company entered into a business acquisition agreement with Mr. David Pulk and Mr. Ed Reedy, "Pulk/Reedy" whereby 120,000 shares of common stock and 110,000 non-qualified share options to purchase common stock are contingently issuable based on future of business generated by Pulk/Reedy.

The securities issued to Pulk/Reedy will be escrowed and released if certain predetermined levels of business are generated by Pulk/Reedy through July 1997. Accordingly, escrowed shares will be reflected for accounting purposes as additional consideration for the acquisition if and when such shares are earned and released from escrow.

For financial reporting purposes, the transaction was accounted for under the purchase method. Goodwill, cost in excess of assets acquired, of $42,260 is being amortized over a period of 20 years. Proforma results reflecting the acquisition have not been presented as results would not be materially different from those historically reported.

Effective July 31, 1995, the Company acquired all of the outstanding capital stock of World Trade Transport of Virginia, Inc. ("WTT"), a privately held full-service regional freight forwarder and customs broker. Pursuant to the terms of the acquisition, the WTT stockholders conveyed their WTT stock to the Company in exchange for the issuance of an aggregate of 800,000 shares of the Company's common stock., $.01 par value, and payment of an aggregate of $1,000,000 in cash to them.

The source of the cash consideration paid by the Company was originally a $1,000,000 bridge loan from the Company's principal stockholder. This note was subsequently repaid with long-term bank financing.

The purchase price of WTT by the Company of approximately $2,584,000 was comprised of the 800,000 shares issued valued at $1,200,000, cash in the amount of $1,000,000 and acquisition costs of $384,000. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed of $1,770,000 and $959,000, respectively, and resulted in costs in excess of the estimated fair value of net assets acquired of approximately $1,773,000, which is being amortized over 40 years on a straight-line basis.

In March 1994, the Company acquired all of the outstanding capital stock of Daher America, Inc. ("Daher"), a privately-held freight forwarder by merger of a newly formed subsidiary of the Company into and with Daher in exchange for issuance of 2,800,000 shares of the Company's common stock. As a result of this transaction, Daher stockholders became the owners of approximately 67% of the Company's then outstanding common stock and became entitled to place a majority of its representatives on the Company's Board of Directors. Accordingly, the acquisition was treated for financial reporting purposes as a reverse acquisition whereby Daher recapitalized its common stock into 2,800,000, $.01 par value shares of common stock and acquired the Company by issuance of 1,400,000 shares of common stock representing the shares of Company stock outstanding prior to the merger.

The purchase price of the Company by Daher of approximately $2,824,000 was comprised of the 1,400,000 shares deemed to have been issued and acquisition costs. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed of $1,921,000 and $1,491,000, respectively and resulted in costs in excess of the estimated fair value of net assets acquired of approximately $2,394,000, which is being amortized over 40 years on a straight-line basis.

Unaudited proforma data giving effect to the WTT and Daher America acquisitions as if they had been consummated as of the beginning of 1994 is presented below. The proforma data has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that date or the results which may occur in the future.

                (Dollars in thousands, except per share amounts)

                                              1995              1994
                                            -------           -------
Sales .............................         $57,799           $52,496
Net income ........................         $ 1,062           $   610
Net income per share ..............         $   .20           $   .11

3. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:
                                                            December 31,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------
Equipment and furniture ......................     $ 2,748,089      $ 1,879,975
Equipment under capital leases ...............         186,089          182,387
Leasehold improvements .......................         422,232          406,545
                                                   -----------      -----------
                                                     3,356,410        2,468,907
Accumulated depreciation and amortization ....      (2,500,723)      (1,558,181)
                                                   -----------      -----------
                                                   $   855,687      $   910,726
                                                   ===========      ===========

Depreciation and amortization expense ........     $   385,117      $   343,598
                                                   ===========      ===========

The original cost of fully depreciated assets still in service amounted to $758,934 and $1,087,031 at December 31, 1996 and 1995, respectively.

4. DEBT:
                                                           1996          1995
                                                        ----------    ----------
Note payable to bank, $100,000 payable quarterly
through June 1998. Interest payable monthly at
prime plus 1% ......................................    $  600,000    $1,000,000

Other notes payable in monthly installments
through 1999; collateralized by equipment ..........             0        27,429
                                                        ----------    ----------
                                                           600,000     1,027,489
Current portion ....................................       400,000       412,291
                                                        ----------    ----------
Long-term portion ..................................    $  200,000    $  615,198
                                                        ==========    ==========
During January 1997, the Company repaid the note payable to bank which was scheduled to mature through June 1998. The Company also has a line of credit available with maximum borrowings allowed up to $1,000,000 which bear interest at prime plus 1% (9.25% at December 31, 1996). Aggregate amounts available under the line of credit and the note payable are limited to 80% of the Company's eligible accounts receivable. The line of credit is collateralized by substantially all of the Company's assets and expires in July 1998. As of December 31, 1996 and 1995, there were no outstanding borrowings under the line of credit.

5. COMMITMENTS:

The Company leases office equipment and office and warehouse space under capital and operating leases that expire at various times through March 2000. Total rent expense for all operating leases for the years ended December 31, 1996, 1995 and 1994 amounted to $1,244,374, $1,244,785 and $1,291,311, respectively.

Future minimum noncancelable payments, by year and in aggregate, related to the capital and operating leases at December 31, 1996, are as follows:

                                                          Capital      Operating
                                                          -------     ----------
1997 ................................................     $48,710     $1,415,436
1998 ................................................      29,907        864,430
1999 ................................................       8,907        779,617
2000 ................................................           0        160,421
2001 ................................................           0              0
                                                          -------     ----------
Total minimum lease payments ........................      87,524     $3,219,904
                                                                      ==========
Amount representing interest and executory costs ....       8,484
                                                          -------
Present value of net minimum lease payments .........      79,040
Less current portion ................................      38,395
                                                          -------
Long-term portion ...................................     $40,645
                                                          =======

During the fourth quarter, the Company recorded a charge of $160,581 related to the termination of an employment contract with a former executive officer. Under the agreement, the Company has reserved for monthly payments due to the former executive officer of $11,000 through November 1997.

6. RELATED PARTY TRANSACTIONS:

Related party transactions and balances with the Company's principal shareholder and other parties related through common ownership are as follows:

                                           1996           1995           1994
                                        ----------     ----------     ----------
Note payable ......................     $        0     $        0     $  800,000
Accounts receivable, trade ........     $  407,907     $  366,665     $  208,528
Accounts payable, trade ...........     $  302,981     $  295,635     $   47,917
Accrued liabilities ...............     $        0     $        0     $    8,433
Revenues (1) ......................     $1,258,685     $1,368,657     $1,744,065
Expenditures (2) ..................     $1,478,207     $  957,857     $  326,127
Interest expense ..................     $        0     $   79,652     $    8,433

(1)  Freight forwarding revenues from related parties.

(2)  Freight forwarding services provided by related parties.

7. INCOME TAXES:

The components of the income tax benefit in 1996 are as follows:

Current:
Federal ......................................        $       0
State ........................................           90,278
                                                      ---------
                                                         90,278
                                                      ---------
Deferred:
Federal ......................................                0
State ........................................                0
Change in valuation allowance ................         (520,995)
                                                      ---------
                                                       (520,995)
                                                      ---------
Income tax benefit ...........................        $(430,717)
                                                      ==========

There is no provision for income tax for 1995 and 1994 due to the existence of net operating loss carryforwards and a reduction in the valuation allowance. The income tax benefit in 1996 relates to the change in the valuation allowance net of the provision for state income taxes.

The significant components of the net deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                     1996               1995
                                                 -----------        -----------
Allowance for doubtful accounts ..........       $   203,000        $   234,000
Plant and equipment ......................       $   (32,000)       $   (41,000)
Net operating losses .....................       $ 1,193,000        $ 1,615,000
Tax credit carryforwards .................       $    16,000        $    37,000
                                                 -----------        -----------
                                                   1,380,000          1,845,000
Valuation allowance ......................          (859,005)        (1,845,000)
                                                 -----------        -----------
Net deferred tax asset ...................       $   520,995        $         0
                                                 ===========        ===========

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance against deferred tax assets of $859,005 and $1,845,000 at December 31, 1996 and 1995, respectively.

The Company has net operating loss carryforwards of approximately $3,300,000 and $4,140,000 at December 31, 1996 and 1995, respectively, for federal income tax purposes available to offset future taxable income, expiring, if not used, periodically through the year 2008. A portion of the net operating loss carryforwards are subject to an annual limitation of approximately $155,000 and to the extent realized will be reflected as a reduction in costs in excess of net assets acquired. During 1996 and 1995, the Company utilized approximately $1,293,000 and $930,000, respectively, of net operating loss carryforwards.

The Company also has investment tax credit carryforwards of approximately $37,000 to reduce future income taxes, expiring, if not used, periodically through the year 2001. The Company previously accounted for investment tax credits by the flow-through method.

8. STOCK OPTIONS AND WARRANTS:

The Company's 1992 Stock Option Plan (the "Stock Option Plan") and Directors Stock Option Plans (the "Directors Plans") (collectively, the "Plans"), have been designed to serve as an incentive for retaining qualified and competent employees and directors.

The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Stock Option Plan provides for granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code) and nonstatutory stock options. Under the Stock Option Plan, 150,000 shares were originally authorized to be issued in 1992 and were increased to 400,000 shares in 1994.

Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant, and, in the case of an incentive stock option granted to a 10% stockholder, the per share exercise price will not be less than 110% of such fair market value.

The aggregate fair market value of the shares covered by incentive stock options granted under the Plans that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

Only non-employee Directors are eligible to receive options under the Directors Plans. Pursuant to the initial Directors Plan established in 1992, 50,000 shares were authorized to be issued and were subsequently issued in 1993. In 1994, a Directors Option Plan was established whereby 100,000 shares were authorized to be issued for future grants, whereby non-employee directors are generally granted 5,000 options annually. All matters relating to the Directors Plan are administered by a committee of the Board of Directors consisting of two or more employee Directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase.

Options granted under the Stock Option Plan will be exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plans are exercisable six months after being granted. Options granted under the Plans are not exercisable after the expiration of ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.

The following table reflects the option activity for the year ended December 31, 1996 and 1995:

                                                        1996                1995           1994
                                                    -------------     -------------   -------------
Options outstanding at beginning of year .........        465,000           366,450         137,200
Granted ..........................................         49,000           157,500         261,000
Exercised ........................................       (175,000)                0               0
Expired ..........................................              0           (58,950)        (31,750)
Options outstanding at end of year ...............        339,000           465,000         366,450
                                                    -------------     -------------   -------------
Options exercisable at end of year ...............        339,000           355,500         171,450
                                                    =============     =============   =============
Price range of options outstanding at end of year   $1.38 - $3.88     $1.38 - $3.75   $1.50 - $5.13
                                                    =============     =============   =============
Options available for future grants at end of year              0           194,500         183,550
                                                    =============     =============   =============



At December 31, 1996, the weighted average exercise price of the outstanding options is $2.21 and the weighted average remaining term is approximately six years.

In addition, warrants to purchase 920,000 shares of the Company's common stock at $3.25 per share are outstanding at December 31, 1996 which are exercisable through November 1997.

In connection with a financing in 1992, warrants to purchase 87,500 shares of common stock at $2.50 per share were issued of which 50,000 were exercised in 1996 and the remaining 37,500 shares expire in 1997.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued during 1995 and is effective for the year ended December 31, 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. In encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose proforma net income and earnings per share under the new method. The Company has adopted the disclosure provisions of SFAS 123. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123 for options granted in 1996 and 1995, the Company's net income and earnings per share for those years would have been reduced by approximately $47,000 and $133,000, or $.01 and $.03 per share, respectively. The fair value of the options granted during 1995 and 1996 is estimated as $74,000 and $133,000, respectively on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 40%, expected dividends of 0, risk-free interest rates of 5.3% to 7.4%, and terms of 3 to 10 years.

9. OTHER STOCK ISSUANCES:

In order to raise working capital, in March 1994, the Company sold an aggregate of 212,500 shares of its common stock at $2.00 per share in a private offering resulting in proceeds of $425,000. The Company used the proceeds from the private placement for costs related to the business combination with Daher America, Inc.

In connection with the private placement and the Daher America, Inc. business combination described in Note 2, the Company issued 87,500 shares of its common stock to a broker for services related to the transactions. In addition, 7,000 shares of common stock were issued to a former employee upon the change in control resulting from the business combination.

Effective August 12, 1996, the Company agreed to issue 160,000 shares of Common Stock and pay $5,000 in expenses in exchange for warrants to purchase common stock and warrants to purchase common stock warrants issued to various underwriters in connection with the Company's initial public offering in November 1992.

10. FINANCIAL INSTRUMENTS:

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. At December 31, 1996 and 1995, the Company had cash balances of $513,842 and $360,791, respectively, with financial institutions, which is in excess of the federally insured limit of $100,000. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their diverse industries and geographic areas. The Company recorded bad debt expenses of $57,000, $131,000 and $90,000 during 1996, 1995 and 1994, respectively. Additionally, the Company has recoveries, net of write offs of $93,000 in 1996 and write offs, net of recoveries, of $109,000 in 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of long-term debt approximate fair value because the interest rates on these instruments change with market interest rates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
 None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Stockholders' Meeting under the captions "Election of Directors" and "Section16(a) Information".

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Stockholders' Meeting under the captions "Compensation of Executive Officers", "Employment Agreements" and "Options Granted to Executive Officers."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Stockholders' Meeting under the caption "Ownership of Management and Principal Stockholders."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Stockholders' Meeting under the caption "Certain Transactions with the Company."

ITEM 14.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    (A)         FINANCIAL SCHEDULES:

                None

    (B)         EXHIBITS:

                EXHIBIT      DESCRIPTION
              3(a)      Certificate of Incorporation(l)

               (b)      By-laws(l)

              4(a)      Form of certificate evidencing shares of Common Stock(l)

               (b) Revised form of Warrant Agency Agreement between the Company and Continental Stock Transfer & Trust Company, with form of Common Stock Purchase Warrant attached(l)

               (c) Form of Underwriter's Non-Redeemable Warrant Purchase Agreement(l)

               (d)      Form of Underwriter's Common Stock Purchase Warrant(l)

             10(a) Lease Agreement between the Company and Grand Central Corporation(l)

               (b) Credit Agreement between Registrant and Texas Commerce Bank National Association dated December 1, 1995(9)

               (e) Stock Acquisition Agreement between the Company and William G. Goldfarb, Carlos A. Macaluso and Gary M. Goldfarb(l)

               (f) Form of Employment Agreement between the Company and Carlos A. Macaluso(l)(2)

               (g) Form of Employment Agreement between the Company and Gary M. Goldfarb(l)(2)

               (h) Form of Consulting Agreement between the Company and William G. Goldfarb(l)(2)

               (i)      Amended 1992 Stock Option Plan(2)(3)

               (k) Form of Escrow Agreement among the Company, William G. Goldfarb, Carlos A. Macaluso, Gary M. Goldfarb and Continental Stock Transfer & Trust Company(l)

           EXHIBIT      DESCRIPTION

               (w) Agreement and Plan of Merger by and among the Company, GAC Acquisition Corp., DAHER America and the stockholders of DAHER America(4)

               (x) Stockholders Agreement by and among the Company, the stockholders of DAHER America and the GEG
                        Stockholders(5)

               (y) Lease dated January 1, 1993 between Tejas Properties and DAHER America(6)

               (z) Employment Agreement between the Company and Patrick H. Weston(2)(6)

              (aa) Amendment to Employment Agreement between the Company and Gary M. Goldfarb(2)(6)

              (bb) Amendment to Employment Agreement between the Company and Carlos A. Macaluso(2)(6)

              (dd)      1994 Directors Stock Option Plan(2)(3)

              (ee) Agreement and Plan of Merger by and among the Company, WTT Acquisition Corp. and the stockholders of World Trade Transport of Virginia, Inc.(8)

              (ff) Employment Agreement between the Company, WTT Acquisition Corp. and Henri R. Youngblood(7)

              (gg) Employment Agreement between the Company, WTT Acquisition Corp. and Jack P. Moore(7)

              (hh) Employment Agreement between the Company, WTT Acquisition Corp. and Michael C. Moore(7)

              (ii) First Amendment to Credit Agreement between Registrant and Texas Commerce Bank dated May 2, 1996

              (jj) Business Acquisition Agreement dated July 16, 1996 between Registrant and Mr. David Pulk and Mr. Ed Reedy ("Pulk/Reedy")

              (kk) Amendment to Stockholders' Agreement for Golden Eagle Group, Inc. dated December 12, 1996 between Registrant, Compagnie Daher, Patrick Weston, Gary Goldfarb, William Goldfarb and Carlos Macaluso.

              (ll) Consulting Agreement dated December 12, 1996 between Registrant and Gary M. Goldfarb

               22       Subsidiaries of the Company

-------------------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-18 (No. 33-49878-A)

(2)   Management contract or compensation plan.

(3) Incorporated by reference to the exhibits to the Proxy Statement relating to the Company's Annual Meeting of Stockholders held on November 11, 1994.

(4) Incorporated by reference to Exhibit I to the Company's Current Report on Form 8-K for an Event occurring on March 9, 1994.

(5) Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K for an Event occurring on March 9, 1994.

(9) Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(7) Incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K for an Event occurring on July 31, 1995.

(8) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K for an Event occurring on July 31, 1995.

(9) Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

      (b)   REPORTS ON FORM 8-K:

             None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN EAGLE GROUP, INC.

DATE: March 25, 1997              By:/s/ Patrick H. Weston
                                         Patrick H. Weston, President and Chief
                                         Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

DATE: March 25, 1997          /s/   Patrick M. Daher
                                    Patrick M. Daher, Chairman of the Board
                                    and Director

DATE: March 25, 1997          /s/   Patrick H. Weston
                                    Patrick H. Weston, President, Chief
                                    Executive Officer and Director (Principal
                                    Executive Officer)

DATE: March 25, 1997          /s/   Carlos A. Macaluso
                                    Carlos A. Macaluso. Executive Vice
                                    President Sales and Marketing and Director

DATE: March 25, 1997          /s/   Donald A. Nodorft
                                    Donald A. Nodorft. Vice President-Finance
                                    and Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

DATE: March 25, 1997          /s/   William G. Goldfarb
                                    William G. Goldfarb, Director

DATE: March 27, 1997          /s/   Keith Bates, Director
                                    Keith Bates, Director

DATE: March 26, 1997          /s/   John F. Darden, Director
                                    John F. Darden, Director