Form 10-Q
period 1997-03-31
GOLDEN EAGLE GROUP INC
filed 1997-05-15
CIK 890508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



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

                       Yes    [X]           No    [ ]

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of May 13, 1997 was 5,730,000.

Traditional Small Business Format:    Yes    [ ]          No   [ ]

                           GOLDEN EAGLE GROUP, INC.

                                    FORM 10
                                     INDEX

PART I.      FINANCIAL INFORMATION                                      PAGE

Item 1.     Financial Statements

      Consolidated Balance Sheets as of March 31, 1997
            and December  31, 1996                                      3

      Consolidated Statements of Income for the three
            months ended March 31, 1997 and 1996                        4

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1996                  5

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation                                                   7



PART II.    OTHER INFORMATION                                           9

Signatures                                                             10

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                               March 31,
                                                                 1997          December 31,
                                                              (Unaudited)         1996
                                                             --------------   --------------
             Current Assets:
    Cash                                                     $     102,964    $     513,842
    Accounts receivable, net of allowance of
    $563,200 and $564,000..........                              9,170,937        8,721,219
    Prepaid expenses                                               452,305          374,805
                                                             --------------   --------------
         Total current assets                                    9,726,206        9,609,866

    Property and equipment, net of accumulated depreciation        982,494          855,687
    Deferred income taxes                                          528,843          552,891
    Intangible assets , net of accumulated amortization          4,149,646        4,173,973
                                                             --------------   --------------

         Total assets                                        $  15,387,189    $  15,192,417
                                                             ==============   ==============

                           Liabilities and Stockholders' Equity
    Current liabilities:

    Cash overdraft                                           $     286,803    $     -
    Notes payable                                                  411,329          400,000
    Accounts payable                                             5,881,559        5,529,546
    Accrued expenses                                               434,775          715,963
    Obligations under capital leases, current portion               43,665           38,395
                                                             --------------   --------------
         Total current liabilities                               7,058,131        6,683,904

    Long-term debt                                                 -                200,000
    Obligations under capital leases, net of current portion        13,869           40,645
    Deferred income taxes                                           31,896           31,896
                                                             --------------   --------------

         Total liabilities                                       7,103,896        6,956,445
                                                             --------------   --------------

    Stockholders'  Equity:

     Preferred stock, par value $.01, 1,000,000

       shares authorized, none outstanding                         -                -
    Common stock, par value $.01, 10,000,000 shares
       authorized; 5,730,000 and 5,642,000 shares issued and        57,300           56,420
       outstanding at March 31, 1997 and December 31, 1996,
        respectively

    Additional paid-in capital                                   9,249,384        9,016,074
    Stock subscriptions                                            -                247,520
    Accumulated deficit                                        (1,023,391)      (1,084,042)
                                                             --------------   --------------

         Total shareholders' equity                              8,283,293        8,235,972
                                                             --------------   --------------

         Total liabilities and shareholders' equity          $  15,387,189    $  15,192,417
                                                             ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                          Three Months Ended
                                                              March 31,
                                                        1997             1996
                                                    -------------   --------------
    Sales                                          $  17,146,222   $   15,672,663

    Cost of sales                                     12,811,186       11,691,334
                                                    -------------   --------------
          Gross profit                                 4,335,036        3,981,329

    Selling, general and administrative expenses       4,263,611        3,693,733
                                                    -------------   --------------
    Operating income                                      71,425          287,596
                                                    -------------   --------------
    Other income (expense)

       Gain  on retirement of assets                       2,636              500
       Interest expense                                  (3,073)         (35,029)
       Foreign currency gain                              11,955           13,837
       Other income (expense)                             10,756          -
                                                    -------------   --------------
                                                          22,274         (20,692)
                                                    -------------   --------------
    Income before provision for income taxes              93,699          266,904

        Provision for income taxes                        33,048          -
                                                    -------------   --------------
    Net income                                     $      60,651   $      266,904
                                                    =============   ==============
    Income per share                               $        0.01   $         0.05
                                                    =============   ==============
    Weighted average number of shares                  5,835,575        5,453,634
                                                    =============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Three Months Ended
                                                              March 31,
                                                        1997             1996
                                                    -------------   --------------
     Cash flows from operating activities:

    Net income                                     $      60,651   $      266,904
    Adjustments to reconcile net income to net cash
       Provided by operating activities:

      Depreciation and amortization                      125,922          133,050
      Deferred income taxes                               24,048           -
      Gain on sale of equipment                           (2,636)            (500)
      Changes in operating assets net of effects of
         acquisition:
         Decrease (increase) in accounts receivable,
           net                                          (449,718)        (230,696)
         Decrease (increase) in prepaid expenses         (77,500)        (107,228)
         Increase (decrease) in cash overdraft           286,803           56,780
         Increase (decrease) in accounts payable and      57,495         (117,286)

              Accrued expenses
                                                    -------------   --------------

          Net cash provided by operating activities       25,065            1,024
                                                    -------------   --------------
     Cash flows from investing activities:

    Proceeds from sale of equipment                        3,000              500
    Acquisition of business, net of cash acquired         (4,762)           -
    Capital expenditures                                (224,004)         (71,438)
                                                    -------------   --------------

          Net cash used in investing activities         (225,766)         (70,938)
                                                    -------------   --------------


     Cash flows from financing activities:

    Proceeds from notes payable                          600,000        1,100,000
    Payments on notes payable                           (788,671)      (1,100,714)
    Principal payments on capital lease obligations      (21,506)         (12,346)
                                                    -------------   --------------
          Net cash flows used in financing activities   (210,177)         (13,060)
                                                    -------------   --------------
      Net decrease in cash and equivalents              (410,878)         (82,974)

Cash and equivalents at beginning of quarter             513,842          396,812
                                                    -------------   --------------
    Cash and equivalents at end of quarter         $     102,964   $      313,838
                                                    =============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           GOLDEN EAGLE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    INCOME TAXES

      There is no provision for income tax for the three months ended March 31, 1996 due to the valuation allowance on deferred tax assets.

3.    PER SHARE DATA

      Per share data is calculated based upon the weighted average number of shares of common stock and dilutive stock options outstanding.

4.    DEBT

      During January 1997, the Company repaid the term note payable to bank which was scheduled to mature through June 1998. The Company also has a line of credit available which was renewed in March 1997. The renewal increased the maximum borrowings available to $2,000,000 and reduced the interest rate from prime plus 1% to prime. Amounts available under the line of credit are limited to 80% of the Company's eligible accounts receivable. The line of credit is collateralized by substantially all of the Company's assets and expires on or before May 31, 1998. Borrowings under the line of credit were $400,000 at March 31, 1997.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

      Golden Eagle Group, Inc. ("GEGP" or the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing international transportation logistics and related services.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31,1997 COMPARED TO THREE MONTHS ENDED MARCH 31,1996

      Revenue during the three months ended March 31 1997, increased by approximately 9.4% or $1,473,559 to $17,146,222 from $15,672,663 during the same period in 1996. Approximately $800,000 of the increase in sales is primarily attributable to the addition of four new offices in July 1996 in conjunction with an asset purchase agreement with Ryan Freight Services. The remaining increase is due to internal growth however the growth rate was affected by an the substantial completion of a project in which the Company's Houston operations were involved in through the third quarter of 1996. Houston revenues for the quarter ended March 31, 1997 were approximately $1,100,000 lower than the same period in 1996, due to reductions in project revenues.

      Gross Profit, during the three months ended March 31, 1997, increased approximately 8.9% or $353,707 to $4,335,036 from $3,981,329 for the same period in 1996. Approximately 55.1% of the increase is due to the addition of the new offices. The balance is primarily attributable to the increase in gross sales. The gross profit margin for the three months ended March 31, 1997 of 25.3% is comparable to the 25.4 % reported for the same period in 1996.

      Selling, general and administrative expenses during the three months ended March 31, 1997, increased $569,878 to $4,263,611 or approximately 15.4%, from $3,693,733 in the same period in 1996. As a percentage of sales, selling, general and administrative expenses increased from 23.6% of sales for the three months ended March 31, 1996 to 24.9% for the same period in 1997. Approximately $200,000 of the actual dollar increase in selling, general and administrative expenses resulted from the four new offices. The remainder of the increase is attributable to increases in sales and marketing expenses related to development of new project and national account business.

      The Company's operating and net income was $71,425 and $60,651, respectively for the three months ended March 31, 1997, as compared to operating and net income of $287,596 and $266,904, respectively for the three months ended March 31, 1996. The Company attributes the reduction in operating income to the aforementioned reasons.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997, the Company had working capital of $2,668,075, as compared to working capital of $2,925,962 at December 31, 1996. The Company's primary sources of cash were generated from operations and a $2,000,000 line of credit facility with a bank. Advances under the facility bear interest at the bank's prime rate and are due and payable on May 31, 1998. Outstanding borrowings at March 31, 1997 were $400,000.

      Cash flows provided by operating activities were $25,065 for the three months ended March 31, 1997, as compared to cash flows provided by operating activities of $1,024 for the three months ended March 31, 1996. Accounts receivable increased approximately $449,718 due primarily to increases in sales.

      The Company's capital expenditures were $224,004 for the three months ended March 31, 1997 as compared to $71,438 in the same period in 1996. A majority of capital expenditures are related to upgrade or installation of new warehouse barcode control systems in several of the Company's facilities. Additionally, the Company has completed an upgrade of its real-time data network from a dedicated analog system to high-speed frame relay technology.

      The Company's primary financing needs relate to the expansion of its business in existing markets. The Company believes that its present capital resources, when combined with revenues generated from operations, are adequate to fund its present level of operations.

FORWARD LOOKING STATEMENTS

      This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Company's results of operations and financial condition are: (i) competitive practices in the industries in which the Company will compete, (ii) the impact of current and future laws and governmental regulations affecting the industry in general and the Company's operations in particular, (iii)) fuel and other costs of company's that do the shipping for the Company that cannot be passed on to the Company's customers, and (iv) political or economic strife in major markets to which the Company's customers transport goods using the Company's services.

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

                                          GOLDEN EAGLE GROUP, INC.

Date:  May 14, 1997                       By: /S/ PATRICK H. WESTON
                                              Patrick H. Weston, President and
                                              Chief Executive Officer (Principal
                                                Executive Officer)



Date:  May 14, 1997                       By:  /S/ DONALD A. NODORFT
                                              Donald A. Nodorft, Vice President-
                                               Finance (Principal Financial and
                                               Accounting Officer)