Form 10-Q
period 1997-06-30
GOLDEN EAGLE GROUP INC
filed 1997-08-14
CIK 890508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 Yes [X] No [_]

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of August 11, 1997 was 5,748,500.

Traditional Small Business Format:    Yes [_]      No [X]

                            GOLDEN EAGLE GROUP, INC.
                                    FORM 10Q
                                      INDEX

                                                                      PAGE
PART I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1997
            and December  31, 1996                                      3

            Consolidated Statements of Income for the three
            months and six months ended June 30, 1997
            and 1996                                                    4

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1997 and 1996                     5

            Notes to Consolidated Financial Statements                  6


Item 2.     Management's Discussion and Analysis or Plan of
            Operation                                                   8



PART II.    OTHER INFORMATION                                          11


Signatures                                                             12

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,
                                                       1997        December 31,
                                                   (Unaudited)         1996
                                                   ------------    ------------
ASSETS

  Current Assets:
  Cash .........................................   $    246,250    $    513,842
  Accounts receivable, net of allowance
    of $541,000 and $564,000 ...................      9,978,984       8,721,219
  Prepaid expenses .............................        443,835         374,805
                                                   ------------    ------------
       Total current assets ....................     10,669,069       9,609,866

  Property and equipment, net of
    accumulated depreciation ...................      1,006,724         855,687
  Deferred income taxes ........................        431,541         552,891
  Intangible assets , net of
    accumulated amortization ...................      4,164,470       4,173,973
                                                   ------------    ------------
       Total assets ............................   $ 16,271,804    $ 15,192,417
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Notes payable ................................   $    600,000    $    400,000
  Accounts payable .............................      6,692,876       5,529,546
  Accrued expenses .............................        388,035         715,963
  Obligations under capital leases,
    current portion ............................         53,900          38,395
                                                   ------------    ------------
       Total current liabilities ...............      7,734,811       6,683,904

  Long-term debt ...............................           --           200,000
  Obligations under capital leases,
    net of current portion .....................          4,414          40,645
  Deferred income taxes ........................         31,896          31,896
                                                   ------------    ------------

       Total liabilities .......................      7,771,121       6,956,445
                                                   ------------    ------------

  Shareholders' equity:
   Preferred stock, par value $.01, 1,000,000
     shares authorized, none outstanding .......           --              --
  Common stock, par value $.01, 10,000,000
     shares authorized; 5,748,500 and
     5,642,000 shares issued and outstanding
     at June 30, 1997 and December 31, 1996,
     respectively ..............................         57,485          56,420
  Additional paid-in capital ...................      9,277,136       9,016,074
  Stock subscriptions ..........................           --           247,520
  Accumulated deficit ..........................       (833,938)     (1,084,042)
                                                   ------------    ------------

       Total shareholders' equity ..............      8,500,683       8,235,972
                                                   ------------    ------------

       Total liabilities and
         shareholders' equity ..................   $ 16,271,804    $ 15,192,417
                                                   ============    ============


The accompanying notes are an integral part of these financial statements

                   GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                   ----------------------------   ---------------------------
                                                       1997            1996           1997           1996
                                                   ------------    ------------   ------------   ------------
Sales ..........................................   $ 18,519,314    $ 17,727,167   $ 35,665,536   $ 33,399,830

Cost of sales ..................................     13,825,605      13,299,031     26,636,791     24,990,365
                                                   ------------    ------------   ------------   ------------

      Gross profit .............................      4,693,709       4,428,136      9,028,745      8,409,465

Selling, general and admininstrative expenses ..      4,370,143       3,850,615      8,633,754      7,544,348
                                                   ------------    ------------   ------------   ------------

Operating income ...............................        323,566         577,521        394,991        865,117
                                                   ------------    ------------   ------------   ------------

Other income (expense) .........................         (6,056)         18,946         16,218         (1,746)
                                                   ------------    ------------   ------------   ------------

Income before provision for income taxes .......        317,510         596,467        411,209        863,371
                                                   ------------    ------------   ------------   ------------

  Provision for income taxes ...................        128,057              63        161,105             63

Net income .....................................   $    189,453    $    596,404   $    250,104   $    863,308
                                                   ============    ============   ============   ============

Income per share ...............................   $       0.03    $       0.10   $       0.04   $       0.15

Weighted average number of shares ..............      5,809,184       6,186,949      5,834,544      5,874,175

The accompanying notes are an integral part of these financial statements

                   GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                       ----------------------------
                                                                           1997            1996
                                                                       ------------    ------------
Cash flows from operating activities:
  Net income .......................................................   $    250,104    $    863,308
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization ..................................        263,444         264,873
    Deferred Income Taxes ..........................................        121,350            --
    (Gain) Loss on sale of equipment ...............................         (1,937)           (500)
    Changes in operating assets net of effects of acquisition:
       Decrease (increase) in accounts receivable, net .............     (1,257,765)     (1,782,472)
       Decrease (increase) in prepaid expenses .....................        (69,030)        (86,715)
       Increase (decrease) in cash overdraft .......................                       (445,346)
       Increase (decrease) in accounts payable and
             accrued expenses ......................................        822,072       1,247,869
                                                                       ------------    ------------

        Net cash provided by (used in) operating activities ........        128,238          61,017
                                                                       ------------    ------------


Cash flows from investing activities:
  Proceeds from sale of equipment ..................................          3,250             500
  Capital expenditures .............................................       (345,616)        (89,681)
  Acquisition of business, net of cash acquired ....................        (60,675)           --
                                                                       ------------    ------------

        Net cash provided by (used in) investing activities ........       (403,041)        (89,181)
                                                                       ------------    ------------

Cash flows from financing activities:
  Borrowings under notes payable and line of credit ................      1,000,000       1,550,000
  Issuance of common stock .........................................         27,937         187,403
  Payments under notes payable and line of credit ..................     (1,000,000)     (1,754,020)
  Principal payments on capital lease obligations ..................        (20,726)        (22,520)
                                                                       ------------    ------------

        Net cash flows provided by (used in) financing activities ..          7,211         (39,137)
                                                                       ------------    ------------


Net increase (decrease) in cash and equivalents ....................       (267,592)        (67,301)

Cash and equivalents at beginning of period ........................        513,842         396,812
                                                                       ------------    ------------

Cash and equivalents at end of period ..............................   $    246,250    $    329,511
                                                                       ============    ============

The accompanying notes are an integral part of these financial statements

                            GOLDEN EAGLE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    INCOME TAXES

      There is no provision for income tax for the six months ended June 30, 1996 due to the valuation allowance on deferred tax assets.

3.    PER SHARE DATA

      Per share data is calculated based upon the weighted average number of shares of common stock and dilutive stock options outstanding. See Note 5.

4.    DEBT

      During January 1997, the Company repaid the term note payable to bank, which was scheduled to mature through June 1998. The Company also has a line of credit available, which was renewed in March 1997. The renewal increased the maximum borrowings available to $2,000,000 and reduced the interest rate from prime plus 1% to prime. Amounts available under the line of credit are limited to 80% of the Company's eligible accounts receivable. The line of credit is collateralized by substantially all of the Company's assets and expires on or before May 31, 1998. Borrowings under the line of credit were $600,000 at June 30, 1997.

5.    PUBLIC WARRANTS

      On June 20,1997 the Board of Directors voted to extend the expiration date of the Company's 800,000 Redeemable Common Stock Purchase Warrants (the "Warrants") for six months to May 23, 1998. Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $3.25 through May 23, 1998. With respect to their other characteristics, the Warrants are described at length in the prospectus filed with the Securities and Exchange Commission (File No. 33-49878-A) dated November 24, 1992 and are subject to the provisions of the Warrants and the warrant agency agreement between the Company and Continental Stock Transfer & Trust Company.

6.    SUBSEQUENT EVENTS

      July 1997, the Company entered into a non-binding letter of intent to acquire Columbia Shipping Group, Inc. ("CSG"), a privately held New York based freight forwarder and customs broker with additional offices in Chicago, Philadelphia, Los Angeles and San Francisco. The transaction, which will take the form of a merger with a newly-formed subsidiary of the Company, is valued at approximately $6.86M in a combimnation of cash, common stock and seller financing. The acquisition is subject to various conditions, including the negotiation of a mutually acceptable merger agreement, the receipt of all third party consents, including governmental consents, the approval of the boards of directors of CSG and the Company, completion of a financial audit, due diligence and certain other customary matters. There can be no assurance that the transaction will be consummated.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

      Golden Eagle Group, Inc. ("GEGP" or the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing international transportation logistics and related services.


RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30,1997 COMPARED TO THREE MONTHS ENDED JUNE 30,1996

      Revenue during the three months ended June 30, 1997, increased approximately 4.5% or $792,147 to $18,519,314 from $17,727,167 during the same period in 1996. Approximately, $765,000 of the increase in revenues is attributable to the addition of four offices in July 1996 in conjunction with an asset purchase agreement with Ryan Freight Services ("RFS"). The Company attributes the remaining slight net change in revenues to an approximate 31% decrease in project related revenues offset by an almost equivalent increase in general forwarding. The reduction in project revenues is due to the substantial completion of certain projects in which the Company's Houston operations were involved through the third quarter of 1996 resulting in Houston's revenues for the three months ended June 30, 1997 being approximately $2.3M lower than the same period in 1996. During the three months ended June 30, 1997, general forwarding through the remainder of the Company's operations increased approximately $2.3M. Most notable improvement was from the Company's Miami location which improved revenues approximately 97.2% over the same period in 1996, due to substantially increased volume.

      Gross profit during the three months ended June 30, 1997, increased approximately 6.0% or $265,573 to $4,693,709 from $4,428,136 for the same period in 1996. The gross profit margin for the three months ended June 30, 1997 of 25.3% is comparable to the 25.0% reported for the same period in 1996. Approximately $178,000 of the dollar increase is directly attributable to the addition of the four offices from RFS while the remainder is attributable to the slight improvement in gross margin.

      Selling, general and administrative expenses during the three months ended June 30, 1997, increased $519,528 to $4,370,143 or approximately 13.5%, from $3,850,615 in the same period in 1996. As a percentage of sales, selling, general and administrative expenses increased from 21.7% of sales for the three months ended June 30, 1996 to 23.6% for the same period in 1997. Approximately $198,000 of the increase is attributable to the addition of the four offices from RFS. The remainder of the increase in expenses is attributable to increased sales development costs including the addition of a corporate sales department, which the Company has charged with developing more national account business.

      The Company's operating and net income was $323,566 and $189,453, respectively for the three months ended June 30, 1997, as compared to operating and net income of $577,521 and $596,404, respectively, for the three months ended June 30, 1996. For the three months ended June 30, 1997, the

Company recorded a provision for income taxes of $128,057. There is no provision for income taxes for the three months ended June 30, 1996 due to the valuation allowance on deferred tax assets.

  SIX MONTHS ENDED JUNE 30,1997 COMPARED TO SIX MONTHS ENDED JUNE 30,1996

      During the six months ended June 30, 1997, revenues increased $2,265,706, or 6.8%, to $35,665,536 from $33,399,830 for the six months ended June 30, 1996.
Approximately $1,567,800 of the increase is directly attributable to the addition of four offices in 1996 in conjunction with the RFS asset purchase agreement. Results for the six months ended June 30, 1996 precede the acquisition. Excluding RFS, revenues for the six months ended June 30, 1997 improved only slightly at approximately 2.0%. The Company attributes this small internal growth rate to a reduction in project revenues in the Company's Houston operations due to the substantial completion of certain projects in the third quarter of 1996. Houston revenues for the six months ended June 30, 1997 were approximately $3.5M lower than the same period in 1996 while, at the same time, the remainder of the Company's general forwarding operations reported increases in sales of approximately $4.2M. Miami operations reported the most significant improvement with revenues increasing by approximately 88%.

      Gross profit increased approximately 7.4% or $619,280 to $9,028,745 for the six months ended June 30, 1997 from $ 8,409,465 for the same period in 1996. Approximately $372,000 of the increase is attributable to the addition of the RFS offices as of July 1996. The remainder of the increase is directly attributable to the period increase in sales as described above.

      Selling, general and administrative expenses increased $1,089,406 or approximately 14.4% from $7,544,348 for the six months ended June 30, 1996 to $8,633,754 for the six months ended June 30, 1997. Selling, general and administrative expenses, as a percentage of sales, increased from approximately 22.6% for the six months ended June 30 1996 to approximately 24.2% for the same period in 1997. Approximately 38.4%, or $418,500 of the increase, is directly attributable to the addition of RFS offices. The remainder of the increase in selling, general and administrative expenses is attributable to increased sales development costs including the addition of a corporate sales department, which the Company has charged with developing more national account and project business.

      The Company is reporting operating and net income of $394,991 and $250,104, respectively for the six months ended June 30, 1997, as compared to operating and net income of $865,117 and $863,308, respectively for the six months ended June 30, 1996. For the six months ended June 30, 1997, the Company recorded a provision for income taxes of $161,105. There is no provision for income taxes for the six months ended June 30, 1996 due to the valuation allowance on deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997, the Company had working capital of $2,934,258 as compared to working capital of $2,925,962 at December 31, 1996. The Company's primary sources of cash were generated from operations and a $2,000,000 line of credit facility with a bank. Advances under the facility bear interest at the bank's prime rate and are due and payable on May 31, 1998. Outstanding borrowings under the facility as of June 30, 1997 were $600,000.

      Cash flows provided by operating activities were $128,238 for the six months ended June 30, 1997, as compared to cash flows provided by operating activities of $61,017 for the six months ended June 30, 1996. Accounts receivable increased $1,257,765 during the six months ended June 30, 1997 with a corresponding increase in direct freight accounts payable of $822,072. The increase in accounts receivable is attributable to the increase in sales in the Company's Miami operations.

      The Company used cash flows in investing activities of $403,041 and $89,181 for the years ended June 30, 1997 and 1996 respectively. The Company's expenditures for facilities and equipment were $345,616 for the six months ended June 30, 1997 as compared to $89,681 in the same period in 1996. A majority of the Company's capital expenditures have been related to the continued expansion of the Company's warehouse logistics control systems and conversion of the Company's data network to frame relay. The project is nearly complete and the Company expects capital expenditure requirements to decrease for the remainder of 1997.

      At June 30, 1997, the Company had cash and equivalents of $246,250 as compared to $513,842 at December 31, 1996 as a result of the activities described above.

      In July 1997, the Company entered into a non-binding letter of intent to acquire Columbia Shipping Group, Inc. ("CSG"), a privately held New York based freight forwarder and customs broker with additional offices in Chicago, Philadelphia, Los Angeles and San Francisco. The transaction, which will take the form of a merger with a newly-formed subsidiary of the Company, is valued at approximately $6.86M in a combination of cash, common stock and seller financing. The acquisition is subject to various conditions, including the negotiation of a mutually acceptable Merger agreement, the receipt of all third party consents, including governmental consents, the approval of the boards of directors of CSG and the Company, completion of a financial audit, due diligence and certain other customary matters. There can be no assurance that the transaction will be consummated.

      The Company's primary financing needs relate to the expansion of its business in existing markets. The Company believes that its present capital resources, when combined with revenues generated from operations, are adequate to fund its present level of operations. However, the Company will need financing to consummate its acquisition of CSG. Although the Company has received an offer to finance the CSG acquisition from the Company's primary bank, this offer is subject to completion of the financial audit, due diligence and various other clearances of the bank.

FORWARD LOOKING STATEMENTS

      This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Company's results of operations and financial condition are: (i) competitive practices in the industries in which the Company competes, (ii) the impact of current and future laws and governmental regulations affecting the industry in general and the Company's operations in particular, (iii) fuel and other costs of company's that do the shipping for the Company that cannot be passed on to the Company's customers, and (iv) political or economic strife in major markets to which the Company's customers transport goods using the Company's services.

                           PART II - OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS

                  Not Applicable.

      ITEM 2.     CHANGES IN SECURITIES

                  Not Applicable.

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Stockholders was held on June 20, 1997 where the stockholders voted as follows:

                  a) For election of each of the pproposed six Directors for the ensuing year.
                  b) For the proposal to increase the number of shares of Common
                     Stock reserved for issuance pursuant to the Company's 1992
                     Stock Option Plan by 500,000 shares to 900,000 shares.
                  c) For the proposal to increase the number of shares of Common
                     Stock reserved for issuance pursuant to the Company's 1994
                     Director Stock Option Plan by 100,000 to 250,000 shares and to amend the annual authorized share grants and grant dates.
                  d) For the proposal to ratify the selection of Coopers &
                     Lybrand as independent auditors for the Company's fiscal year ending December 31, 1997.

      ITEM 5.     OTHER INFORMATION

                  Not Applicable.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS:

                  None.

          (b)     REPORTS ON FORM 8-K:

                  On July 8, 1997, the Company filed a Current Report on Form 8-K with respect to the extension of the expiration date until May 23,1998 ,of its 800,000 Redeemable Common Stock Purchase Warrants.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GOLDEN EAGLE GROUP, INC.

Date: August 12, 1997                    By:  /S/ DONALD A. NODORFT
                                              Donald A. Nodorft, Vice President-
                                              Finance (Principal Financial and
                                              Accounting Officer)