Form 10-Q
period 1997-09-30
GOLDEN EAGLE GROUP INC
filed 1997-11-14
CIK 890508

4

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                       Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of November 7, 1997 was 5,758,000.

Traditional Small Business Format:    Yes              No  X

                           GOLDEN EAGLE GROUP, INC.
                                   FORM 10Q
                                     INDEX


PART I.      FINANCIAL INFORMATION                                      PAGE


Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1997
            and December  31, 1996                                      3

            Consolidated Statements of Income for the three
            months and nine months ended September 30, 1997
            and 1996                                                    4

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1996               5

            Notes to Consolidated Financial Statements                  6


Item 2.     Management's Discussion and Analysis or Plan of
            Operation                                                   8



PART II.    OTHER INFORMATION                                           12


Signatures                                                              15

                      GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                        Assets
                                                            September 30,    December 30,
                                                                 1997             1996
                                                            ------------     ------------
Current Assets:
    Cash                                                  $      170,778   $      513,842
    Accounts receivable, net of allowance of $547,800
       and $564,000                                            9,523,435        8,721,219
    Prepaid expenses                                             415,341          374,805
                                                            ------------     ------------
         Total current assets                                 10,109,554        9,609,866

    Property and equipment, net of
       accumulated depreciation                                  998,054          855,687
    Deferred income taxes                                        341,802          552,891
    Intangible assets , net of accumulated
       amortization                                            4,178,018        4,173,973
                                                            ------------     ------------

         Total assets                                     $   15,627,428   $   15,192,417
                                                            ============     ============

                         Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable                                         $      800,000   $      400,000
    Accounts payable                                           5,847,690        5,529,546
    Accrued expenses                                             350,653          715,963
    Obligations under capital leases,
       current portion                                            47,541           38,395
                                                            ------------     ------------
         Total current liabilities                             7,045,884        6,683,904

    Long-term debt                                               -                200,000
    Obligations under capital leases, net of
    current portion                                              -                 40,645
    Deferred income taxes                                         31,896           31,896
                                                            ------------     ------------

         Total liabilities                                     7,077,780        6,956,445
                                                            ------------     ------------


    Stockholders'  Equity:
     Preferred stock, par value $.01,
       1,000,000 shares authorized, none outstanding              -                -
    Common stock, par value $.01, 10,000,000
       shares authorized; 5,748,500  and 5,642,000
       shares issued and outstanding                              57,485           56,420
    Additional paid-in capital                                 9,277,966        9,016,074
    Stock subscriptions                                          -                247,520
    Accumulated deficit                                         (785,803)      (1,084,042)
                                                            ------------     ------------

         Total shareholders' equity                            8,549,648        8,235,972
                                                            ------------     ------------

         Total liabilities and shareholders'
            equity                                        $   15,627,428   $   15,192,417
                                                            ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                    1997         1996             1997         1996
                                 ---------    ---------        ---------    ---------

   Sales                        $18,450,826 $ 15,483,927    $ 54,116,362 $ 48,883,757

   Cost of sales                 13,754,734   10,934,994      40,391,525   35,925,359
                                  ---------    ---------      ----------   ----------

         Gross profit             4,696,092    4,548,933      13,724,837   12,958,398

   Selling, general and
      administrative expenses     4,554,601    4,154,783      13,188,355   11,699,131
                                  ---------    ---------      ----------   ----------

   Operating income                 141,491      394,150         536,482    1,259,267

   Other income (expense)             3,731       (2,067)         19,949       (3,813)
                                  ---------    ---------       ---------    ---------

   Income before income taxes       145,222      392,083         556,431    1,255,454

       Income tax expense            96,997        8,231         258,192        8,294
                                  ---------    ---------       ---------    ---------

   Net income                    $   48,225  $   383,852     $   298,239  $ 1,247,160
                                  =========    =========       =========    =========



   Net income per share          $     0.01  $     0.07      $      0.05  $      0.22

   Weighted average number of
      shares                      5,795,672   5,895,377        5,818,260    5,640,398

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                          September 30,
                                                       1997           1996
                                                   -----------    ------------
Cash flows from operating activities:
    Net income                                   $    298,239   $   1,247,162
    Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
       Depreciation and amortization                  467,785         399,365
       Deferred income taxes                          211,090              -
       Gain on sale of equipment                         (662)           (500)
       Changes in operating assets net of effect
          of acquisition:
          Decrease (increase) in accounts
             receivable, net                         (800,716)        256,046
          Decrease (increase) in prepaid
             expenses                                 (40,536)       (103,217)
          Increase (decrease) in cash overdraft         -            (445,346)
          Increase (decrease) in accounts
             payable and accrued expenses             (65,955)       (810,415)
                                                   -----------    ------------

          Net cash provided by operating
              activities                               62,956         543,095
                                                   -----------    ------------

Cash flows from investing activities:
    Proceeds from sale of equipment                     3,250             500
    Acquisition of business, net of cash
       acquired                                      (155,033)        (28,739)
    Capital expenditures                             (450,675)       (129,239)
                                                   -----------    ------------

          Net cash used in investing
             activities                              (602,458)       (157,478)
                                                   -----------    ------------

Cash flows from financing activities:
       Borrowings under notes payable and
          line of credit                            1,300,000       1,550,000
       Issuance of common stock                        27,937         288,844
       Principal payments under capital lease
          obligations                                 (31,499)        (30,581)
       Payments under notes payable and line
          of credit                                (1,100,000)     (1,857,131)
       Costs incurred in warrant exchange              -               (5,000)
                                                   -----------    ------------

          Net cash flows provided by (used in)
             financing activities                     196,438         (53,868)
                                                   -----------    ------------

Net increase (decrease) in cash and
   equivalents                                       (343,064)        331,749

Cash and equivalents at beginning of period           513,842         396,812
                                                  -----------    ------------

Cash and equivalents at end of period            $    170,778   $     728,561
                                                  ===========    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            GOLDEN EAGLE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    INCOME TAXES

      There is no provision for income tax for the nine months ended September 30, 1996 due to the valuation allowance on deferred tax assets.

3.    PER SHARE DATA

      Per share data is calculated based upon the weighted average number of shares of common stock and dilutive stock options outstanding. See
      Note 4.

4.    PUBLIC WARRANTS

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

5.     SUBSEQUENT EVENTS

      Effective October 31, 1997, the Company completed the acquisition of all the outstanding stock of Columbia Shipping Group, Inc. ("CSG"), a privately held New York based freight forwarder and customs broker with additional offices in Chicago, Philadelphia, Los Angeles and San Francisco. Pursuant to the terms of the stock purchase agreement, the CSG Stockholders conveyed their CSG Stock to the Company in exchange for the issuance of an aggregate of 598,718 shares of the Company's Common Stock, $.01 par value, making of a note payable to a selling stockholder of $1,083,333 and payment of an aggregate of $3,833,333 in cash.

      The source of the cash consideration paid by the Company was a $3,833,333 term loan from the Company's principal bank. The term loan bears interest at the bank's prime rate plus 1/2% and is to be repaid in quarterly installments of principal and interest beginning January 27, 1998 with a final payment due October 27, 2002.

      In conjunction with the term loan, the Company replaced its existing line of credit with the bank originally scheduled to expire May 31, 1998. The new revolving loan commitment allows maximum borrowings up to $2,000,000 limited to 80% of the Company's eligible accounts receivable in excess of outstanding indebtedness under the term loan. The revolving loan commitment bears interest at the bank's prime rate plus 1/2% on all outstanding advances and expires on October 27, 1998. The Company has agreed to pay the bank a facility fee of $19,167 on the effective date of the new agreement, October 27,1997, and will accrue additional facility fees at a rate of .125% on the average daily un-borrowed amount under the revolving credit commitment, payable semi-annually, in arrears.

      The revolving loan commitment and term loan are collateralized by substantially all of the Company's assets. Borrowings under the bank revolving credit agreement were $800,000 at September 30, 1997.

      The note payable to a former CSG stockholder bears interest at 10% per annum and requires the payment of accrued interest at the end of each month until November 1, 2005. The principal amount of the note is due and payable in 16 quarterly payments beginning on February 1, 2002 and ending on November 1, 2005. The note is subordinated to the Company's indebtedness to the bank.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

      Golden  Eagle  Group,  Inc.  ("GEGP"  or  the  "Company"),  through  its
wholly-owned   subsidiaries,   is  engaged  in  the   business  of   providing
international transportation logistics and related services.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      Revenue during the three months ended September 30, 1997, increased approximately 19.2% or $2,966,899 to $18,450,826 from $15,483,927 during the same period in 1996. Sales in the Miami branch have increased from approximately $2.5M for the three months ended September 30, 1996 to approximately $5.0M for the same period in 1997. The increase in Miami has been offset by a reduction in project revenues in the Company's Houston branch. Due to the completion of several projects at the end of the third quarter in 1996, Houston's revenues for the three months ended September 30, 1997 are approximately $1.9M lower than the same period in 1996. The remaining net increase is attributable to growth in the remainder of the Company's locations.

       Gross profit during the three months ended September 30, 1997, increased approximately 3.2% or $147,159 to $4,696,092 from $4,548,933 for the same period in 1996. The gross profit margin for the three months ended September 30, 1997 was 25.4% as compared to the 29.4% reported for the same period in 1996. The reduction in margin is attributable to the reduction in project revenues mentioned above. Project business, because of size and complexity, has routinely offered more opportunities to negotiate better pricing and terms with vendors than traditional forwarding business thus generating better margins. Thus the decline in project revenues has caused a parallel decline in margin.

      Selling, general and administrative expenses during the three months ended September 30, 1997, increased $399,818 to $4,554,601 or approximately 9.6%, from $4,154,783 in the same period in 1996. As a percentage of sales, selling, general and administrative expenses decreased from 26.8% of sales for the three months ended September 30, 1996 to 24.7% for the same period in 1997. Approximately $289,000 of the increase is attributable to increased costs in the Miami operations including lease cost of additional warehouse space and additional labor charges required to service the increase in revenues. The remainder is attributable to increased sales development costs incurred by the corporate sales department, which the Company has charged with developing new national account and project business.

      The Company's operating and net income was $141,491 and $48,225, respectively for the three months ended September 30, 1997, as compared to operating and net income of $394,150 and $383,852, respectively, for the three months ended September 30, 1996. The Company recorded a provision for income taxes of $96,997 for the three months ended September 30, 1997 as compared to $8,231 for the three months ended September 30, 1996.

        The provision in 1996 is related to only certain state income and franchise taxes. Due to the existence of unrecorded net operating loss carryforwards, the Company was not required to provide for federal income tax expense for the three month period ended September 30, 1996. In the fourth quarter of 1996, the Company recognized an income tax benefit and the establishment of a net deferred tax related to a portion of the Company's unused and unexpired net operating loss tax carryforwards. Hence, for the three months ended September 30, 1997, the Company is now required to provide for federal income tax.

      NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      During the nine months ended September 30, 1997, revenues increased $5,232,605, or 10.7%, to $54,116,362 from $48,883,757 for the nine months ended
September 30, 1996. Approximately $1.6M of the increase is directly attributable to the addition of four branch offices in 1996 in conjunction with the Ryan Freight Services ("RFS") asset purchase agreement. Results for the nine months ended September 30, 1996 only include revenues of the RFS offices from the July 16, 1996 agreement date. The Company's Miami branch revenues increased approximately $6.3M for the nine months ended September 30, 1997 as compared to the same period in 1996. The Company attributes the increase to the rapid growth rate the entire industry is experiencing on traffic to Latin America out of the Miami gateway. The increase in Miami for the nine-month period has been partially offset by reduction in Houston project revenue as described previously. Project revenues in Houston decreased approximately $5.4M as compared to the nine-month period ended September 30, 1996.

      Gross profit increased approximately 5.9% or $766,439 to $13,724,837 for the nine months ended September 30, 1997 from $12,958,398 for the same period in 1996. Approximately $418,500 of the increase is attributable to the addition of the RFS offices as of July 1996. The remainder of the increase is directly attributable to the period net increase in sales as described above. The gross profit margin for the nine months ended September 30, 1997 was 25,4% as compared to 26.5% for the same period in 1996. The decrease is attributable to the reduction in project revenues for the nine months as discussed above.

      Selling, general and administrative expenses increased $1,489,224 or approximately 12.7% from $11,699,131 for the nine months ended September 30, 1996 to $13,188,355 for the nine months ended September 30, 1997. Selling, general and administrative expenses, as a percentage of sales, increased slightly from approximately 23.9% for the nine months ended September 30 1996 to approximately 24.4% for the same period in 1997. Approximately $381,700 of the increase, is directly attributable to the addition of RFS offices. Another, approximately $520,000 of additional selling general and administrative cost is attributable to the growth in the Miami branch including additional personnel and new warehouse capacity. The remainder of the increase in selling, general and administrative expenses is attributable to increased sales development costs including the addition of the corporate sales department at the end of 1996, which the Company has charged with developing more national account and project business.

      The Company is reporting operating and net income of $536,482 and $298,239, respectively for the nine months ended September 30, 1997, as compared to operating and net income of $1,259,267 and $1,247,160, respectively for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company recorded a provision for income taxes of $258,192. The provision for income taxes of $8,294 for the nine months ended September 30, 1996 relates only to state income and franchise taxes and does not include federal income tax due to the valuation allowance on deferred tax assets.



LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company had working capital of $3,063,670 as compared to working capital of $2,925,962 at December 31, 1996. The Company's primary sources of cash were generated from operations and a $2,000,000 line of credit facility with a bank. Advances under the facility bear interest at the bank's prime rate plus 1/2% and are due and payable on October 27, 1998. Outstanding borrowings under the facility as of September 30, 1997 were $800,000.

      Cash flows provided by operating activities were $62,956 for the nine months ended September 30, 1997, as compared to cash flows provided by operating activities of $543,095 for the nine months ended September 30, 1996. The reduction is primarily due to decrease in net income. Accounts receivable increased $800,716 during the nine months ended September 30, 1997 primarily due to the increase in sales in the Company's Miami operations.

      The Company used cash flows in investing activities of $602,458 and $157,478 for the nine months ended September 30, 1997 and 1996 respectively. The Company's expenditures for facilities and equipment were $450,675 for the nine months ended September 30, 1997 as compared to $129,239 in the same period in 1996. A majority of the Company's capital expenditures have been related to the continued expansion of the Company's warehouse logistics control systems and conversion of the Company's data network to frame relay.

      At September 30, 1997, the Company had cash and equivalents of $170,778 as compared to $513,842 at December 31, 1996 as a result of the activities described above.


      Effective October 31, 1997, the Company completed the acquisition of all the outstanding stock of Columbia Shipping Group, Inc. ("CSG"), a privately held New York based freight forwarder and customs broker with additional offices in Chicago, Philadelphia, Los Angeles and San Francisco. Pursuant to the terms of the stock purchase agreement, the CSG Stockholders conveyed their CSG Stock to the Company in exchange for the issuance of an aggregate of 598,718 shares of the Company's Common Stock, $.01 par value, making of a note payable to the selling stockholders of $1,083,333 and payment of an aggregate of $3,833,333 in cash.

      The source of the cash consideration paid by the Company was a $3,833,333 term loan from the Company's principal bank. The term loan bears interest at the bank's prime rate plus 1/2% and is to be repaid in quarterly installments of principal and interest beginning January 27, 1998 with a final payment due October 27, 2002.

      In conjunction with the term loan, the Company replaced its existing line of credit with the bank originally scheduled to expire May 31, 1998. The new revolving loan commitment allows maximum borrowings up to $2,000,000 limited to 80% of the Company's eligible accounts receivable in excess of outstanding indebtedness under the term loan. The revolving loan commitment bears interest at the bank's prime rate plus 1/2% on all outstanding advances and expires October 27, 1998. The Company has agreed to pay the bank a facility fee of $19,167 on the effective date of the new agreement, October 27,1997, and will accrue additional facility fees at a rate of .125% on the average daily un-borrowed amount under the revolving credit commitment, payable semi-annually, in arrears.

      The revolving loan commitment and term loan are collateralized by substantially all of the Company's assets. Borrowings under the bank revolving credit agreement were $800,000 at September 30, 1997.

      The note payable to a former CSG stockholder bears interest at 10% per annum and requires the payment of accrued interest at the end of each month until November 1, 2005. The principal amount of the note is due and payable in 16 quarterly payments beginning on February 1, 2002 and ending on November 1, 2005. The note is subordinated to the Company's indebtedness to the bank.

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

                  Not Applicable.

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

      ITEM 5.     OTHER INFORMATION

                        Effective October 31, 1997, the Company acquired all of
                  the outstanding capital stock (the "CSG Stock") of Columbia Shipping Group, Inc., a Delaware corporation ("CSG"), pursuant to the terms of the Stock Purchase and Sale Agreement (the "Stock Purchase Agreement"), dated October 27, 1997. Pursuant to Stock Purchase Agreement, the CSG Stockholders conveyed their CSG Stock to the Company in exchange for the issuance of an aggregate of 598,718 shares of the Company's Common Stock, $.01 par value, making of a note payable to the selling stockholders of $1,083,333 and payment of an aggregate of $3,833,333 in cash to them. The amount of consideration paid by the Company in exchange for the CSG Stock was determined through arm's length negotiations between representatives of the Company and CSG.

                        CSG is a privately held full-service freight forwarder
                  and customs broker with headquarters in New York City and other offices in Chicago, Los Angeles, Philadelphia and San Francisco.

                        The source of the cash consideration paid by the Company
                  was a $3,833,333 term loan from the Company's principal bank. The term loan bears interest at the bank's prime rate plus 1/2% and is to be repaid in quarterly installments of principal and interest beginning January 27, 1998 with a final payment due October 27, 2002. The term loan is collateralized by substantially all of the Company's assets.

                        The note payable to a former CSG stockholder bears
                  interest at 10% per annum and requires the payment of accrued interest at the end of each month until November 1, 2005. The principal amount of the note is due and payable in 16 quarterly payments beginning on February 1, 2002 and ending on November 1, 2005. The note is subordinated to the Company's indebtedness to the bank.


      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS:

                  1. STOCK PURCHASE AND SALE AGREEMENT, dated October 27, 1997, by and among the Company, CSG and the CSG stockholders.

                     Exhibit C - Promissory note issued to former CSG stockholder

                     Exhibit H - Consulting agreement with former CSG stockholder

                     Exhibit J - Employment agreements

                  2. FINANCIAL STATEMENTS OF BUSINESS ACQUIRED

                     Consolidated Financial Statements of Columbia Shipping Group, Inc.:

                     Report of Independent Certified Public Accountants

                     Consolidated Balance Sheets as of the years ended June 30, 1997 and 1996

                     Consolidated Statements of Operations for the years ended June 30, 1997 and 1996

                     Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997 and 1996

                     Consolidated Statements of Cash Flows for the years ended June 30, 1997 and 1996

                     Notes to Consolidated Financial Statements

                  3. PRO FORMA FINANCIAL INFORMATION

                     Pro Forma Consolidated Financial Statements of the Registrant and Columbia Shipping Group, Inc.:

                     Pro Forma Balance Sheet at September 30, 1997

                     Pro Forma Consolidated Statement of Operations for the nine months ended September 30, 1997

                     Pro Forma Consolidated Statement of Operations for the year ended December 31, 1996

                     Notes to Consolidated Pro Forma Financial Statements

              (b) REPORTS ON FORM 8-K:

                  None.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GOLDEN EAGLE GROUP, INC.


Date:  November 14, 1997                       By: /s/ DONALD A. NODORFT
                                                       Donald A. Nodorft, Vice
                                                       President-Finance
                                                       (Principal  Financial and
                                                       Accounting Officer)

                       EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT 1.

        STOCK PURCHASE AND SALE AGREEMENT, DATED OCTOBER 27, 1997, BY AND
                 AMONG THE COMPANY, CSG AND THE CSG STOCKHOLDERS

                        STOCK PURCHASE AND SALE AGREEMENT

                                  BY AND AMONG:

                           GOLDEN EAGLE GROUP, INC.
                                ("PURCHASER")

                        COLUMBIA SHIPPING GROUP, INC.
                                 ("COMPANY")

                           COLUMBIA SHIPPING, INC.,
                       COLUMBIA SHIPPING, INC. (WEST),
                        COLUMBIA SHIPPING, INC. (SFO),
                      COLUMBIA SHIPPING, INC. (CHICAGO)
                   AND FREIGHT EXPRESS INTERNATIONAL, INC.
                           ("SELLER CORPORATIONS")

                                     AND

                      LAWRENCE F. BAUER, MICHAEL MCADAM,
                                  DAN MORREL
                                   AND THE
                        COLUMBIA SHIPPING GROUP TRUST
                        ("SELLERS" AND "SHAREHOLDERS")

                              TABLE OF CONTENTS

                                                                          PAGE
ARTICLE I  DEFINITIONS......................................................21
  1.1  Closing..............................................................21
  1.2  Closing Date.........................................................21
  1.3  Closing Date Balance Sheet...........................................22
  1.4  Consulting Agreement.................................................22
  1.5  Effective Date.......................................................22
  1.6  Employment Agreements................................................22
  1.7  Environmental Damages................................................22
  1.8  Environmental Requirements...........................................22
  1.9  Execution Date.......................................................23
  1.10 Facilities...........................................................23
  1.11 Financial Statements.................................................23
  1.12 GAAP.................................................................23
  1.13 GEGP Stock...........................................................23
  1.14 Hazardous Materials..................................................23
  1.15 Letter of Credit.....................................................23
  1.16 Note.................................................................23
  1.17 Purchase Price.......................................................24
  1.18 Release..............................................................24
  1.19 Seller Corporations..................................................24
  1.20 Subject Stock........................................................24

ARTICLE II  PURCHASE AND SALE OF SUBJECT STOCK..............................24
  2.1  Purchase and Sale of Subject Stock...................................24
  2.2  Consideration Payable to Sellers at Closing..........................24
  2.3  Consideration to Purchaser...........................................25
  2.4  Delivery of Purchaser Stock..........................................25
  2.5  Employees............................................................25
  2.6  Consulting Agreement.................................................26
  2.7  No Solicitation......................................................26
  2.8  Payment to Albion....................................................26
  2.9  Lease Agreement with 138-01 Springfield Blvd.  Realty Corp...........27
  2.10 Change of Name of Columbia Shipping (Scranton).......................27
  2.11 Allocations of the Purchase Price....................................27
  2.12 Letter of Credit.....................................................27

ARTICLE III THE CLOSING.....................................................28
  3.1  Conditions Precedent to Closing......................................28
  3.2  The Closing..........................................................28
  3.3  Items To Be Delivered At Closing.....................................29

  3.4  Further Assurances...................................................31
  3.5  Preparation of the Closing Date Balance Sheet........................31
  3.6  Corporate Matters....................................................31
  3.7  Settlement Statements................................................31
  3.8  Bonuses..............................................................32

ARTICLE IV REPRESENTATIONS AND WARRANTIES
BY THE SELLERS COMPANY AND WARRANTORS.......................................32
  4.1  Due Organizations....................................................32
  4.2  Stock Ownership......................................................32
  4.3  Subsidiaries.........................................................33
  4.4  Employment Agreements................................................33
  4.5  Financial Statements.................................................33
  4.6  Absence of Certain Changes...........................................33
  4.7  Liabilities..........................................................34
  4.8  Taxes................................................................35
  4.9  Employee Benefit Plans...............................................35
  4.10 No Conflict with Other Instruments...................................36
  4.11 Title to Properties..................................................36
  4.12 Patents and Intellectual Property....................................37
  4.13 Delivery of Certain Documents........................................38
  4.14 Bank Accounts........................................................39
  4.15 Litigation...........................................................39
  4.16 Insurance............................................................40
  4.17 Licenses and Permits.................................................40
  4.18 Accounts Receivable..................................................40
  4.19 Inventory............................................................40
  4.20 Validity of Agreement................................................40
  4.21 Adverse Restrictions.................................................41
  4.22 Untrue Statements....................................................41
  4.23 Knowledge Defined....................................................41
  4.24 Investment Representations...........................................41

ARTICLE V  REPRESENTATIONS AND WARRANTIES BY THE PURCHASER..................42
  5.1 Corporate Existence, etc..............................................42
  5.2 Validity of Agreement.................................................42
  5.3 No Conflict with Other Instruments....................................42
  5.4 Other Purchaser Representations and Warranties........................42

ARTICLE VI    NATURE OF STATEMENTS REPRESENTATIONS AND
WARRANTIES OF THE COMPANY AND THE SELLERS...................................43

ARTICLE VII    INDEMNITY BY THE SELLERS AND PURCHASER.......................43
  7.1 Sellers' General Indemnity............................................43
  7.2 Purchaser's General Indemnity.........................................44
  7.3 Notification and Defense of Claims or Actions.........................45
  7.4 Insurance.............................................................46

  7.5  Tax Liability Defense................................................46

ARTICLE VIII    ENVIRONMENTAL REPRESENTATIONS, WARRANTIES AND INDEMNITY.....47
  8.1 Representations and Warranties........................................47
  8.2 Obligation of Sellers to Indemnify, Defend and Hold Harmless..........48
  8.3 Obligation of Purchaser to Indemnify, Defend and Hold Harmless........49


ARTICLE IX   NONDISCLOSURE OF CONFIDENTIAL INFORMATION......................51

ARTICLE X    MISCELLANEOUS..................................................51
  10.1 Expenses.............................................................51
  10.2 Environmental Audit..................................................51
  10.3 Notices..............................................................51
  10.4 Governing Law; Interpretation; Section Headings  ....................53
  10.5 Entire Agreement.....................................................53
  10.6 Brokers..............................................................53
  10.7 Arbitration..........................................................53
  10.8 Public Announcements.................................................54

                      STOCK PURCHASE AND SALE AGREEMENT

      THIS AGREEMENT is executed as of the 27th day of October, 1997 by and among Golden Eagle Group, Inc., a Delaware corporation (hereinafter referred to as "Purchaser") and Columbia Shipping Group, Inc., a Delaware corporation (hereinafter referred to as "Company"), Columbia Shipping, Inc., a New York corporation, Columbia Shipping, Inc. (West), a California corporation, Columbia Shipping, Inc. (Chicago), an Illinois corporation, Columbia Shipping, Inc.
(SFO), a California corporation, and Freight Express International, Inc., a New York corporation (herein referred to as "Seller Corporations") Lawrence F. Bauer, Michael McAdam and Dan Morrel, individuals, and The Columbia Shipping Group Trust (hereinafter referred to as "Sellers", "Shareholders" and/or "Warrantors").

                                   RECITALS

      WHEREAS, Company currently operates a freight forwarding and brokering business with offices located in New York (JFK Airport), Philadelphia, Chicago, Los Angeles and San Francisco;

      WHEREAS, the parties hereto desire that Purchaser acquire all of the issued and outstanding shares of the Subject Stock (as hereinafter defined) of the Company from the Sellers thereby vesting in Purchaser all of the ownership rights in the Seller Corporations and the Company in exchange for the consideration as hereinafter described; `

      WHEREAS, the Shareholders as the sole owners of the Subject Stock desire that Purchaser so acquire all of the Subject Stock; and

      WHEREAS, the parties hereto desire to set forth certain representations, warranties and covenants made by each to the other as an inducement to the execution and delivery of this Agreement;

      NOW, THEREFORE, in consideration of the premises and of the mutual representations, warranties and covenants herein contained, the parties hereby agree as follows:

                                  ARTICLE I

                                 DEFINITIONS

1.1 CLOSING. The term "Closing" shall mean the events to take place on the Closing Date pursuant to Article III.

1.2 CLOSING DATE. The term "Closing Date" shall mean October 27, 1997, or such other date on which the closing shall occur as may be established by agreement of the parties.

1.3 CLOSING DATE BALANCE SHEET. The term "Closing Date Balance Sheet" shall mean the balance sheet of Company as of September 30, 1997, prepared in accordance with GAAP, consistently applied. In preparing the Closing Date Balance Sheet, property, plant, machinery and equipment shall be valued at its depreciated book value, consistent with Company's historical depreciation policies, but any equipment which is reasonably determined by the parties hereto to be unusable for its intended purchase will be marked down to its disposal value, as is normal in GAAP accounting. Closing Date Balance Sheet shall include the Statement of Operations and the Statement of Cash Flow for the periods through September 30, 1997, all such documents to be attached as EXHIBIT A.

1.4 CONSULTING AGREEMENT. The term "Consulting Agreement" shall mean the Consulting Agreement between Purchaser and Lawrence Bauer, attached hereto as EXHIBIT H to be executed at Closing.

1.5 EFFECTIVE DATE. The term "Effective Date" as used herein shall mean October 1, 1997.

1.6   EMPLOYMENT AGREEMENTS. The term "Employment Agreements" shall mean the two
      (2) Employment Agreements between Purchaser and Dan Morrel and Mike McAdam, respectively, attached hereto as EXHIBIT J to be executed at Closing.

1.7 ENVIRONMENTAL DAMAGES. The term "Environmental Damages" shall mean: any cost, damages, expense, liability, obligation, or other responsibility or damages arising from or under Environmental Requirements and consisting of or relating to:

            (i) any environmental matters or conditions (including on-site and off-site contamination and regulation of chemical substances or products);

            (ii) fines, penalties, judgments, awards, settlements, legal or administrative proceedings, damages, losses, claims, demands, losses, claims, demands and responses, investigations, remediations, including, without limitation, reasonable attorneys' fees and disbursements or inspection costs and expenses (including without limitation, any of the above arising under a theory of strict liability) arising under Environmental Requirements;

            (iii) financial responsibility under Environmental Requirements for cleanup costs or corrective actions, including any investigation, cleanup, removal, containment, or other remediation or response actions ("Cleanup") required by applicable Environmental Requirements (whether or not such Cleanup has been required or requested by any governmental authority or any other person or entity) and for any natural resource damages; or

            (iv) any other compliance, corrective, investigative, or remedial measures required under Environmental Requirements.

1.8 ENVIRONMENTAL REQUIREMENTS. The term "Environmental Requirements" shall mean all federal, state or local laws (whether under common law, statute, rule or regulation), permits, licenses, and any other requirements of any federal, state or local governmental authority relating to the protection of human health or the environment or to any Hazardous Materials. Such laws including without limitation, the Comprehensive Environmental Response, Compensation and Liability Act, Resource Conservation and Recovery Act, Clean Water Act, Clean Air Act, Hazardous Materials Transportation Act, Toxic Substance Control Act, and their state and local counterparts as amended from time to time.


1.9 EXECUTION DATE. The term "Execution Date" as used herein shall mean the date shown in the opening paragraph of this Agreement as the date of this Agreement.

1.10 FACILITIES. The term "Facilities" shall mean the offices, warehouses and administration buildings, and all other real property and related facilities which are owned or leased by Company.

1.11 FINANCIAL STATEMENTS. The term "Financial Statements" as used herein shall mean the audited financial statements for the years ending June 30, 1996 and 1997 inclusive of Balance Sheets as of each respective fiscal year and income statements for each respective fiscal year, all prepared in accordance with GAAP consistently applied, attached hereto as EXHIBIT B.

1.12 GAAP. The term "GAAP" shall mean generally accepted accounting principles as published and practiced in the United States.

1.13 GEGP STOCK. The term "GEGP Stock" shall mean shares of Golden Eagle Group, Inc. as traded under the symbol GEGP on the NASDAQ exchange.

1.14 HAZARDOUS MATERIALS. The term "Hazardous Materials" as used herein shall mean materials that, because of their quantity, concentration or physical, chemical or infectious characteristics, may cause or pose a present or potential hazard to human health or the environment when improperly used, treated, stored, disposed of, generated, manufactured, transported or otherwise handled. "Hazardous Materials" shall include, but is not limited to, any and all hazardous or toxic substances, materials or wastes as defined, listed or that become regulated as a "hazardous waste," "hazardous substance," pollutant or contaminant.

1.15 LETTER OF CREDIT. The term "Letter of Credit" shall mean a Letter of Credit in the amount of $350,000.00 obtained by Sellers prior to Closing from SunTrust Bank outlining the ability to be drawn upon by Purchaser per the terms of this Agreement and the Letter of Credit in order to secure payment of tax obligations of the Company or Seller Corporations for the time period prior to the Closing Date, as attached hereto as EXHIBIT D and the respective terms and conditions contained therein, and elsewhere in this Agreement. The cost of such Letter of Credit shall be apportioned between Sellers and Purchaser according to the amount of money paid the Internal Revenue Service due to audits.

1.16 NOTE. The term "Note" shall mean that certain promissory note with an even date to this Agreement, in the amount of One Million Eighty-Three Thousand Three Hundred Thirty-
                                       23

      Three Dollars ($1,083,333.00) with Purchaser as "Maker" and Sellers as "Payee", attached hereto as EXHIBIT C.

1.17 PURCHASE PRICE. The term "Purchase Price" shall mean the consideration to be delivered by Purchaser to the Shareholders pursuant to Sections 2.2 and 2.4.

1.18 RELEASE. The term "Release" shall mean any spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, migration, dumping or disposing into the environment or any other act or omission constituting a release as defined in or subject to regulation by the Environmental Requirements (as herein defined).

1.19 SELLER CORPORATIONS. The term "Seller Corporations" shall mean all corporations or other legal entities, including but not limited to Columbia Shipping, Inc., a New York corporation, Columbia Shipping, Inc. (Chicago), an Illinois corporation, Columbia Shipping, Inc. (West), a California corporation, Columbia Shipping, Inc. (SFO), a California corporation, and Freight Express International, Inc., a New York corporation, in which the Sellers, or any entity in which the Sellers had, within the prior twelve (12) months, any ownership interest, and which has transferred the ownership of any assets and/or liabilities to the Company in the past twelve (12) months. This term shall not apply to Columbia Shipping, Inc. (Scranton), or to any other corporation owned by Sellers which is unrelated to the Company's business as transferred to Purchaser hereinunder.

1.20 SUBJECT STOCK. The term "Subject Stock" shall mean Two Thousand Five Hundred (2,500) shares of the common stock of the Company with no par value representing all of the issued and outstanding shares of stock and all issued and redeemed capital of the Company.

                                  ARTICLE II

                      PURCHASE AND SALE OF SUBJECT STOCK

2.1 PURCHASE AND SALE OF SUBJECT STOCK. In exchange for the consideration specified herein and subject to the terms and conditions of this Agreement, at the Closing Date, the Sellers shall as of the Effective Date, sell, transfer and deliver to Purchaser, and Purchaser agrees to purchase from the Sellers, all of Sellers's right, title and interest in and to, the Subject Stock, and all right, title and interest Sellers may have to acquire any capital stock of Company.

2.2 CONSIDERATION PAYABLE TO SELLERS AT CLOSING. In consideration of the purchase of the Subject Stock, Purchaser shall pay or deliver the following (the "Purchase Price"):

            (a)   o     To  Seller,   Lawrence  F.  Bauer,  the  sum  of
                        $3,090,220.00
                  o     To Seller, Mike McAdam, the sum of $363,766.00
                  o     To Seller, Dan Morrel, the sum of $379,347.00

                  Such sums to be paid in cash by Wire Transfer within three (3) business days of funding to Purchaser.

            (b) To Seller, Lawrence F. Bauer, delivery of the Note as attached hereto as EXHIBIT C.

2.3 CONSIDERATION TO PURCHASER. In consideration for the Purchase Price, the Sellers shall deliver the following to Purchaser:

            (a) At the Closing, certificates representing the Subject Stock duly and properly endorsed or with irrevocable stock powers duly and properly executed and attached and a release of all right, title and interest Shareholders may have to acquire any capital stock of the Company or any Seller Corporations; and

            (b) The Letter of Credit, in order to secure payment of any tax obligations of Company or Seller Corporations.

2.4 DELIVERY OF PURCHASER STOCK. As further consideration of the purchase, Purchaser shall (immediately following Closing),formally request from the Purchaser's transfer agent the delivery of Five Hundred Ninety Eight Thousand Seven Hundred Eighteen (598,718) shares of GEGP Stock ("Purchaser Stock") to be delivered prior to the end of calendar year 1997, as provided in EXHIBIT E hereto, which shall bear a restrictive legend for two (2) years from the Closing Date.

2.5   EMPLOYEES.

            (a) The Purchaser shall employ Dan Morrel and Mike McAdam per the terms and conditions as contained in the Employment Agreements attached hereto as EXHIBIT J for each of the respective individuals, such Employment Agreements to be executed at Closing.

            (b) The Purchaser will extend at will employment offers, or continue at will employment, upon terms acceptable to Purchaser, in its sole discretion, to current Company or Seller Corporations employees: Pete Gardner (JFK), Mike Hall (Philadelphia) and Mary Grimshaw (Chicago). The Purchaser may extend employment offers, or continue employment, upon terms acceptable to the Purchaser in its sole discretion, to certain other employees of the Company. The determination of which employees will be offered employment shall be at the sole discretion of the Purchaser. Should Purchaser choose to offer employment to any Company employee, solely for the purposes of vacation benefit calculations Purchaser shall recognize years of service with the Company or any Seller Corporations including accrued vacation for the current year. However, no more than one (1) week of previously earned and unused vacation (including personal leave/sick leave) may be carried over into the employment with Purchaser. Any former employee of the Company or Seller Corporations employed by Purchaser and having ninety (90) days of combined employment with Company and/or Purchaser shall be eligible to participate in the 401K Plan of GEGP at the next occurring plan entrance date. Should Purchaser choose to offer employment to any Company or Seller Corporations employee, they may be given a one time but ongoing adjustment to salary equal to the difference in health care benefit costs between the different plans of Sellers and Purchaser on date of Closing.

            (c) It is expressly understood and agreed that the Purchaser's agreement of employment to the individuals referred to in
                  Section 2.5(b) shall not constitute any contract, commitment or understanding (expressed or implied) on the part of the Purchaser to establish or to continue any employment relationship with any of such individuals for any fixed term or duration or on any specific terms or conditions (including salary and benefits) other than those which the Purchaser, in its sole discretion, may establish, and any such employment by any of such individuals with the Purchaser after the Closing shall be "at will" and may be terminated by the Purchaser at any time, except for those offered employment under Section 2.5(a) above. The employment by the Purchaser of any of such individuals shall not be a condition to the closing of the transactions contemplated by this Agreement.

2.6 CONSULTING AGREEMENT. The Purchaser shall contract with Lawrence Bauer as independent contractor per the terms and conditions contained in the Consulting Agreement attached hereto as EXHIBIT H, such Consulting Agreement to be executed at Closing.

2.7 NO SOLICITATION. Sellers agree that for a period of two (2) years from the Closing Date, Sellers will not solicit, either directly or indirectly, the employment of any person or employee, who is then, or within two (2) years prior to the Closing Date was an employee of the Sellers, Seller Corporations, or any affiliate, or of the Purchaser or any affiliate, without the prior written consent of the Purchaser or any of its affiliates unless such solicitation is on behalf of or for the benefit of the Purchaser.

2.8 PAYMENT TO ALBION. Purchaser and Sellers hereby acknowledge an amount due to Albion from Purchaser as a result of this Agreement. Purchaser represents and warrants that they have dealt with no broker other than Albion in connection with the Purchase of the Company as herein provided, and Purchaser agrees to indemnify and hold Sellers harmless from and against any expense, loss, damage or liability, including reasonable attorney's fees, sustained by reason of any claim of any party for brokers' commissions, finders fees or similar compensation. Furthermore, Sellers represent and warrant that they have dealt with no broker, or other third party including but not limited to Albion, in relation to the sale of the Company as herein provided, Sellers agree to indemnify and hold Purchaser harmless from and against any expense, loss, damage or liability, including reasonable attorney's fees, sustained by reason of any claim of any party for brokers' commissions, finders fees or similar compensation.

2.9 LEASE AGREEMENT WITH 138-01 SPRINGFIELD BLVD. REALTY CORP. Purchaser hereby agrees to lease from 138-01 Springfield Blvd. Realty Corp., and 138-01 Springfield Blvd. Realty Corp. agrees to lease to Purchaser, and Sellers agree to cause 138-01 Springfield Blvd. Realty Corp. to so lease to Purchaser, the property located at 138-01 and 138-13 Springfield Blvd., Jamaica, New York ("Premises") effective on the Closing Date per the terms of the Lease Agreement attached hereto as EXHIBIT K. Sellers and 138-01 Springfield Blvd. Realty Corp. hereby additionally agree that all contracts and related revenues generated by the Premises or with regard to use of the Premises leased thereunder whether currently in place or acquired during the term of the lease, , including but not limited to the rental revenue for the lease of radio towers located thereon, shall be for the sole benefit of Purchaser. 138-01 Springfield Blvd. Realty Corp. joins this Agreement for the sole purpose of agreeing to the terms and conditions of this paragraph, the representations and warranties contained in 4.1, 4.11 and 4.20 and the execution of the Lease Agreement.

2.10 CHANGE OF NAME OF COLUMBIA SHIPPING (SCRANTON). Columbia Shipping, Inc. (Scranton), a Pennsylvania corporation, hereby agrees to change the Columbia Shipping, Inc. (Scranton) corporate name to "CSI International", or a different name, not deceptively similar to "Columbia Shipping", on or before the Closing Date. Certified copies of the Shareholder and Board of Directors Resolutions, and the Amendment to the Articles of Incorporation approving the name change of Columbia Shipping, Inc. (Scranton) as filed with the appropriate governmental agencies are attached hereto as EXHIBIT
      L. Furthermore, Columbia Shipping, Inc. (Scranton) hereby agrees from the Closing Date forward, not to use any trade name, trademark, service mark or other intellectual property of the Company, and Sellers hereby agree to indemnify and hold harmless Purchaser from any and all claims, demands, causes of action and damages asserted by any third party which in any way result from such use, or are founded in any manner on the prior relationship between Company, Seller Corporations and any Shareholders of Company, Seller Corporations or Columbia Shipping, Inc. (Scranton). Columbia Shipping, Inc. (Scranton) joins this Agreement for the sole purpose of agreeing to the terms and conditions of this paragraph and the representations and warranties contained in 4.1 and 4.20.

2.11 ALLOCATIONS OF THE PURCHASE PRICE. The parties agree to be bound by the allocation for all federal, state and local tax purposes as described in
      SCHEDULE 2.11 hereto. The parties agree to submit any form required by law in accordance with this allocation.


2.12 LETTER OF CREDIT. All fees incurred to establish and maintain the Letter of Credit shall be pro-rated among the parties with Purchaser paying fees in proportion to that amount of the credit not used for tax liabilities and Shareholder, Lawrence F. Bauer, paying fees in proportion to that amount of the credit used to pay for said tax liabilities. Lawrence F. Bauer shall present a notice of payment due to Purchaser upon termination of the Letter of Credit or whenever a payment is made to the Internal Revenue Service regardless of whether the payment is made by Bauer personally or through the Letter of Credit and said payment shall be due within seven (7) days upon receipt of said notice. The Letter of

      Credit shall be interpreted and construed in accordance with the laws of the State of Florida.

                                 ARTICLE III

                                 THE CLOSING

3.1 CONDITIONS PRECEDENT TO CLOSING. The obligation of the Purchaser and Sellers to complete the sale and purchase shall be subject to the following conditions for Closing:

            (a) No material adverse change in the Company's or Seller Corporations' assets or business affecting the value thereof after Execution Date but prior to the Closing Date, except as provided herein.

            (b) Delivery to Purchaser of a certificate of the President of Company that neither the Company nor the Sellers are aware of any event that with reasonable time or circumstance could constitute a material adverse change to the business of Company or Seller Corporations or their value, to be attached as part of the certificate required as SCHEDULE 3.3 hereof.

            (c) The Company's net equity on June 30, 1997, and on the Closing Date is not less than $2,285,276.00 per the audited financials as of June 30, 1997 performed by Karlins, Fuller, Arnold & Klodosky, Certified Public Accountants, and the subsequent Closing Date Balance Sheet presented by Sellers.

            (d) All obligations outstanding for Company, inclusive of pension plans, customs investigations and taxing authorities having been paid in full by Sellers, and

            (e) Any schedules not provided at the execution of this Agreement, shall have been provided prior to Closing.

            (f) Full satisfaction of the Purchaser's lender, Texas Commerce Bank, in its sole and unfettered discretion, as to all items of due diligence, this Agreement, any Exhibits and Schedules hereto or any other documents or issues of relevance they find material to the contemplated transaction and their funding thereof on behalf of Purchaser.

3.2 THE CLOSING. The Closing of the transactions provided by this Agreement will take place at the offices of Stibbs & Burbach, P.C., located at 10077 Grogan's Mill Road, Suite 540, The Woodlands, TX 77380, at 10:00 a.m. on the Closing Date, or at such other date and time as the parties hereto shall agree in writing. Failure to consummate the transactions contemplated by this Agreement on the date and time and at the place selected pursuant to this Section 3.2 shall not result in the termination of this Agreement and shall not relieve any party to this Agreement of any obligation hereunder.

3.3 ITEMS TO BE DELIVERED AT CLOSING. At the Closing and subject to the terms and conditions herein contained:

            (a) The Sellers will deliver the following to Purchaser:

                  (i) all documents, certificates and materials required per Sections 2.3, 3.1(b), 3.5 and 3.6.

                  (ii) a certificate of the President of the Company, dated the Closing Date, certifying that the representations and warranties contained herein are true and correct and that the Sellers, Company and Seller Corporations have performed and complied with all agreements and conditions required by this Agreement to be performed and complied with by the Sellers prior to or at the Closing to be attached as part of SCHEDULE 3.3 hereof;

                  (iii) an opinion dated the Closing Date of Sellers' counsel in form and substance satisfactory to the Purchaser to be attached as part of SCHEDULE 3.3 hereof;

                  (iv) current certificates from the appropriate authorities showing that the Company and Seller Corporations are in good standing in all respects and that all required tax reports have been filed and all taxes shown thereon or otherwise claimed to be owing have been paid in full to be attached as part of SCHEDULE
                        3.3 hereof. The Company, which was incorporated on April 25, 1997, for the sole purpose of consolidating the Seller Corporations, with the only activities the Company since its establishment being the consolidation of said Seller Corporations, and the effectuation of the purchase and sale herein. No tax returns for the Company are due, and hence none have been filed;

                  (v) a copy of the Company and Seller Corporations' Articles of Incorporation and Bylaws, if not delivered prior to Closing, to be attached as
                        SCHEDULE 4.1, per Section 4.1 hereof, and all of the resolutions adopted by their Boards of Directors and Shareholders relating to the transactions contemplated by this Agreement, and a certificate dated the Closing Date certifying all documents referenced herein to be complete, correct and in full force and effect by the Secretary or an Assistant Secretary of the respective corporation to be attached as part of SCHEDULE 3.3 hereof; and

                  (vi)  The Letter of Credit

                  (vii) A file stamped copy of lien release documents showing full and final release of the following liens of record prior to Closing with regard to Seller Corporations:

                        (A) lien on property of Columbia Shipping, Inc., in favor of Citibank N.A. dated July 21, 1992 in the records of the Secretary of State of New York (File #152879 with continuation dated March 7, 1997, under File #541820); and
                        (B) lien on property of Columbia Shipping, Inc. (Chicago) in favor of Northern Trust Bank/O'Hare N.A. dated September 19, 1995, in the records of the Secretary of State of Illinois (File #3448353).

            (b) The Purchaser will deliver:

                  (i) to Sellers, cash in the amount provided in Section 2.2(a) hereof.

                  (ii) to Sellers, the Note as provided in Section 2.2(b) hereof.

                  (iii) to Albion, as required by Section 2.9, the consideration agreed to between Purchaser and Albion.

            (c) Both Purchaser and Sellers will deliver:

                  (i) three fully executed originals of the Employment Agreements, one each to be retained by the Purchaser and the respective employee.

                  (ii) three fully executed originals of the Consulting Agreement, one each to be retained by the Purchaser and the Consultant.

3.4 FURTHER ASSURANCES. The parties will, from time to time, after the Closing and at the other's request, execute, acknowledge and deliver to the other party such other instruments of conveyance and transfer and take such other actions and execute and deliver such other documents, certifications and further assurances as the party may reasonably request in order to meet the requirements of the terms and conditions of this Agreement.

3.5 PREPARATION OF THE CLOSING DATE BALANCE SHEET. The Closing Date Balance Sheet shall be prepared by Company as provided herein and in Section 1.4 delivered to Purchaser on the Closing Date, and attached as part of EXHIBIT A hereto.

3.6 CORPORATE MATTERS. On the Closing Date, Shareholders shall deliver to Purchaser all of the corporate seals of the Company and Seller Corporations. On the Closing Date, Shareholders shall deliver to Purchaser the resignation of all officers and directors of the Company and Seller Corporations, and will take or cause to be taken all such actions as may be reasonably required by Purchaser with regard to corporate acts of the Company and Seller Corporations.

3.7 SETTLEMENT STATEMENTS. On the Closing Date, Sellers shall furnish Purchaser with an estimated accounting (the "Preliminary Settlement Statement") to be attached as Schedule 3.7 hereto, showing the estimated amount of adjustments, if any, to the Purchase Price subject to being finally adjusted by December 31, 1997, as hereinafter provided. An estimated credit due Sellers shall increase the Purchase Price paid at Closing by that amount, and an estimated credit due Purchaser shall reduce the Purchase Price paid at Closing by that amount. Within forty-five (45) days after Closing or with reasonable extensions thereto, Sellers shall provide to Purchaser, for Purchaser's concurrence, an accounting (the "Post Closing Adjustment") of the actual amounts of any adjustments. Purchaser shall have the right for fifteen (15) days after the receipt of the Post Closing Adjustment to audit and take exception to such adjustments. Any disagreements shall be resolved on a best efforts basis by Sellers and Purchaser. By December 31, 1997, those credits agreed upon by Purchaser and Sellers shall be netted one against the other and the final settlement amount shall be paid in cash in U.S. Dollars by the party owing it, or via wire transfer as directed in writing by the receiving party. If the Post Closing Adjustment has not been agreed upon within the time period set forth herein, either party, with such expense to be shared equally by Sellers and Purchaser, may cause an independent certified public accounting firm mutually acceptable to both parties, to audit or otherwise review the Post Closing Adjustment with complete access to all work papers used in determining the Post Closing Adjustment. The accounting firm so selected shall within thirty (30) days of such request deliver to Sellers and Purchaser a written report resolving any disputed matters, and its determination will be conclusive and binding upon the parties.

3.8 BONUSES. Purchaser agrees to pay to Seller Corporation employees bonuses in the amount of $119,300.00 on or before December 12, 1997. The employees entitled to bonuses and the amount thereof shall be determined by the Sellers in their sole discretion. Sellers reserve the right to increase the amount of total bonuses paid and such additional amount shall be paid by Sellers to Purchaser prior to the payment of the bonuses to the employees.

                                  ARTICLE IV
                REPRESENTATIONS AND WARRANTIES BY THE SELLERS
                            COMPANY AND WARRANTORS

      The Sellers, Company, and Warrantors jointly and severally, hereby represent and warrant to Purchaser as follows:

4.1 DUE ORGANIZATIONS. The Company, Seller Corporations (including Columbia Shipping, Inc. (Scranton) and 138-01 Springfield Blvd. Realty Corp.) are corporations duly organized, validly existing and in good standing under the laws of respective states and incorporation and are duly authorized, qualified and licensed under all applicable laws, regulations, ordinances and orders of public authorities to carry their business in the places and in the manner as now conducted. The Company and Seller Corporations have full power and lawful authority to carry on their business as it is now being conducted and to own and operate its assets, properties and business. True and complete copies of the Articles of Incorporation and all amendments thereto to date of the Company and Seller Corporations (certified by the Secretary of State of the state of incorporation) and of the by-laws of the Company and Seller Corporations as amended to date are attached hereto as SCHEDULE 4.1.

4.2 STOCK OWNERSHIP. On the Closing Date, Company and Seller Corporations will have no issued and outstanding capital stock of any class or any other securities, bearing voting or other equity whether or not contingent, which is not owned by Sellers or the Company, except as set forth in this paragraph. All of the issued and outstanding shares of the Subject Stock of the Company or Seller Corporations are validly issued and outstanding, fully paid and nonassessable. There are no outstanding subscriptions, options, warrants, calls, commitments, obligations or agreements (voting or otherwise) relating to any of the authorized or outstanding capital stock of the Company or Seller Corporations. The Sellers own of record all of the issued and outstanding shares of the Company and the Company owns all of the issued and outstanding shares of the Seller Corporations free and clear of all liabilities, liens, encumbrances, options, conditional sale or title retention agreements, restrictions, pledges or other burdens. In purchasing the Subject Stock, Purchaser shall acquire indirectly all of assets, including physical assets on hand as of the Closing Date, all cash in bank accounts, Company's and Seller Corporations' capital stock, and all trademarks, designs, prototypes, patents, business systems, customer lists and goodwill of Company and Seller Corporations. The Sellers, Company and Seller

      Corporations have full legal right, power and authority to enter into this Agreement. Columbia Shipping, Inc. (Scranton) is not owned by the Company.

4.3 SUBSIDIARIES. The Company has no subsidiaries and does not directly or indirectly, own or control any capital stock, bonds or other securities of, or have any proprietary interest in, any corporation, association, partnership, firm or business organization or enterprise, except as set forth in SCHEDULE 4.3 as attached hereto. For purposes of this Article IV the term "Company" shall include any subsidiary of Company. Columbia Shipping, Inc. (Scranton) is not owned by the Company

4.4 EMPLOYMENT AGREEMENTS. The Company has no employment, compensation or similar type of agreement with any officer or employee. Any exception to the foregoing being set forth in SCHEDULE 4.4 as attached hereto.

4.5   FINANCIAL STATEMENTS:

      (a) Attached hereto as EXHIBIT B are the Financial Statements of Company, and as EXHIBIT A the Closing Date Balance Sheet of the Company. The Financial Statements and the Closing Date Balance Sheet have been prepared in accordance with GAAP as at the dates and for the period covered thereby, and fairly present the financial condition and results of operations of the Company as at the date and for the period then ended and include no change in the application of accounting principles. The stockholders compensation disclosed in EXHIBIT B represents all monetary compensation paid to the Shareholders for the year presented.

      (b) Company has made and kept books, records, and accounts, which, in reasonable detail, accurately and fairly reflect its operations and activities and all transactions concerning and all dispositions and acquisitions of its assets.

4.6 ABSENCE OF CERTAIN CHANGES. Since the date of the documents attached as EXHIBIT A hereto there has not been:

      (a) any materially adverse change in the condition (financial or otherwise) or in the properties, assets or liabilities, business or prospects of the Company or Seller Corporations, except normal and usual changes in the ordinary course of business, none of which has been materially adverse and all of which in the aggregate have not been materially adverse;

      (b) any declaration, setting aside, or payment of any dividend or other distribution on or in respect of the capital stock of the Company or Seller Corporations or any direct or indirect redemption, purchase or other acquisition of any of such stock or any issuance of any shares of such stock, or any granting or entering into of any option or commitment relating to any of such stock, except that the Sellers have issued 59.130 shares of the Company to the Columbia Shipping Group Trust for the benefit of certain employees of the Company;

      (c) any increase in the compensation or rate of compensation or commissions payable or to become payable by the Company or Seller Corporations to any of its directors, officers, employees, or consultants, or any hiring of any employee at a salary in excess of $100 per month, or any payment or accrual of any bonus, profit-sharing or other extraordinary compensation to any director, officer, employee or consultant, or any change in any then existing bonus, profit-sharing, pension, retirement or other similar plan, agreement or arrangement or any adoption of or entering into of any new bonus, profit-sharing, pension, stock option, retirement, group life or health insurance or other similar plan, agreement or arrangement, except that the Company and/or Seller Corporations have hired certain employees to replace other certain employees who have left their respective employment positions, as set forth in SCHEDULE 4.6A.;

      (d) any change in the accounting methods or practices followed by the Company or Seller Corporations or any change in depreciation or amortization policies or rates heretofore adopted;

      (e) any debt, obligation or liability (whether absolute or contingent) incurred by the Company or Seller Corporations (whether or not outstanding at present) except (i) current liabilities incurred in the ordinary course of business and (ii) obligations or liabilities entered into or incurred in connection with the execution of this Agreement, any of which are set forth in SCHEDULE 4.6B hereto if individually over $2,000.00;

      (f) any sale, lease, abandonment or other disposition by the Company or Seller Corporations of any interest in real property or, other than in the ordinary course of business, of any machinery, equipment or other operating properties, or any sale, encumbrance, lien, assignment, transfer, license, or other disposition by the Company of any patent, trademark, trade name, brand name, copyright (or pending application for any patent), trademark or copyright), invention, process, know-how, formula, pattern, design, trade secret or interest thereunder or other intangible asset except that (i) Seller Corporation, Columbia Shipping, Inc. (New York), has transferred the real property located at 138-01 and 138-13 Springfield Blvd., Jamaica, New York to the 138-01 Springfield Blvd. Realty Corp. on June 30, 1997; and (ii) Columbia Shipping, Inc. (Scranton) will remain with
            Sellers, Lawrence Bauer, and other shareholders, or sold and transferred to individuals or entities not a party to this agreement; or

      (g) any employment dispute, labor trouble, strike, or any other occurrence, event or condition of any similar or dissimilar character affecting the employees of the Company or Seller Corporations which materially and adversely affects or may materially and adversely affect the condition (financial or otherwise) or the assets, liabilities, business or properties of the Company.

4.7 LIABILITIES. Except as incurred in the ordinary course of business, the Company or Seller Corporations have no liabilities or commitments of any nature (absolute, accrued, contingent or otherwise) matured or unmatured except as the Sellers has disclosed to the

      Purchaser via a true and complete schedule (SCHEDULE 4.7 hereto) setting forth, as of the date of the documents attached hereto in EXHIBIT A and as of the Closing Date, all liabilities, debts or obligations of any nature, whether accrued, absolute, contingent or otherwise, and whether due or to become due, including, without limitation, liabilities, debts or obligations on account of taxes or other governmental charges, or penalties, interest or fines thereon or in respect thereof. The Sellers do not know or have any reasonable grounds to know of any basis for any assertion against the Company or Seller Corporations or any of their property of any liability, debt or obligation of any nature or in any amount not disclosed on SCHEDULE 4.7 and not fully reflected or reserved against in the Financial Statements and Closing Date Balance Sheet in EXHIBIT A. Sellers must disclose to Purchaser prior to Closing, any such liabilities or commitments incurred between the Execution Date and Closing Date, whether or not incurred in the ordinary course of business, if greater than $2,000.00.

4.8 TAXES. The Company and Seller Corporations have prepared and filed all tax returns (federal, state, foreign, and local) required to be filed by them prior to the Closing Date and will prepare and file the June 30, 1997 return and the stub return through September 30, 1997, relating to taxes of any nature to which the Company, Seller Corporations or their businesses and its subsidiaries are subject, including income, franchise and sales taxes and all taxes shown to be due and payable on such returns or on any assessments received by the Company or Seller Corporations and all other taxes of any nature (federal, state, foreign and local) due and payable by the Company or Seller Corporations on or before the date herof have been paid. The income tax returns of the Company or Seller Corporations are not under audit by the federal or state taxing authorities and have not been so audited except to the extent noted in the Letter of Credit. No assessment has been made with respect to any tax return of the Company or Seller Corporations, except as noted for in the Letter of Credit. There are no agreements, waivers or other arrangements providing for an extension of time with respect to the assessment of any tax or deficiency of any nature against the Company nor suits, nor any other actions, proceedings, investigations or claims now pending or threatened against the Company or Seller Corporations in respect to any tax or assessment, or any matters under discussion with any federal, state, foreign or local authority relating to any such taxes or assessments, or any claims for additional taxes or assessments asserted by any such authority. The provisions made for taxes on the Financial Statements in EXHIBIT A are sufficient for the payment of all unpaid taxes of any nature imposed by any authority (including any interest or penalties) on the Company or Seller Corporations accrued for or applicable to the period noted therein and all years and periods prior thereto. All tax returns are true, complete and accurate in all material respects.

4.9 EMPLOYEE BENEFIT PLANS. All employee benefit plans (including pension plans and employee stock ownership plans), arrangements or understandings, whether formal or informal, if any, as fully set forth in SCHEDULE 4.9 are fully funded and the Company and Seller Corporations have no liability with respect thereto arising out of any state of facts occurring on or prior to the date hereof; all such plans, arrangements and understandings are in compliance in all material respects with all applicable laws and no action is required to be taken with respect thereto as a result of the transactions contemplated by the termination of any material change in such plans, arrangements and understandings and will not change in any respect obligations, if any, of the Company or Seller Corporations with respect thereto. It is agreed and understood that the Company and any Seller Corporations profit sharing plan will be terminated and any and all costs associated with such termination shall be borne by Sellers. Purchaser agrees to cooperate with Sellers and execute any and all documents required to properly terminate said plan.

4.10 NO CONFLICT WITH OTHER INSTRUMENTS. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not (i) result in any breach of any of the terms or conditions of, or constitute a default under, the Articles of Incorporation or By-laws of the Company or Seller Corporations or any commitment, mortgage, loan agreement, note, bond, debenture, deed of trust, contract, agreement, license or other instrument or obligation to which the Company or Seller Corporations are now a party or by which its properties or assets may be bound or affected; or (ii) result in any violation of any law, or any rule or regulation of any administrative agency or governmental body or any order, injunction or decree of any court, administrative agency or governmental body.

4.11 TITLE TO PROPERTIES. The Seller Corporations have set forth a true and complete schedule (SCHEDULE 4.11 hereto) of all the properties, interests in properties, assets and leasehold estates, real and personal, reflected in the Financial Statements in EXHIBIT A and those acquired thereafter. The Company (including but not limited to 138-01 Springfield Blvd. Realty Corp.) has good and marketable title to all the properties, interests in properties, assets and leasehold estates, real and personal, set forth in
      SCHEDULE 4.11, free and clear of all mortgages, liens, pledges, conditional sales agreements, changes, easements, covenants, assessments, charges, restrictions or encumbrances except as set forth in SCHEDULE
      4.11. All leases of real property under which the Company purports to be a lessee are valid, binding and in full force and effect. The plants, structures, equipment and other properties owned or used by the Company are in good operating condition and repair. All such plants, structures, equipment and other properties and their use conform in all material respects to all applicable laws, including local, state, and federal environmental regulations and laws, building and zoning laws or ordinances and regulations, and no notice of any violation of such laws or ordinances and regulations, and no notice of any violation of such laws or ordinances and regulations relating to such assets and their use have been received by the Company. The Company has all easements and rights of ingress and egress and for utilities and services necessary for all operations conducted by the Company. Neither the whole nor any portion of any real property owned or occupied by the Company has been condemned or otherwise taken by any public authority, nor does the Sellers or Company know or have reasonable grounds to believe that any such condemnation or taking is threatened or planned.

4.12 PATENTS AND INTELLECTUAL PROPERTY. The Company has delivered to the Purchaser a true and complete schedule (Schedule 4.12 hereto) setting forth all patents, inventions, trademarks, trade names, brand names or copyrights, owned or used by or licensed to or by the Company, together with a summary description and full information in respect of the filing, registration or issuance or the status thereof, inclusive of all trade secrets deemed owned or used by or licensed to or by the Company. All of such patents, inventions, trademarks, trade names, brand names, copyrights, pending applications, trade secrets and licenses are valid and in good standing and will not be adversely effected by the transactions contemplated hereby; no patent application or patent of the Company is involved in any interference proceeding, and no trademark, trade name, or brand name nor any application therefore, is involved in any opposition or cancellation proceeding. No licenses, sub-licenses, covenants or agreements have been granted or entered into by the Company, or Seller Corporations in respect of such patents, inventions, trademarks, trade names, brand names, copyrights, applications or licenses, except those described in Schedule 4.12. The Company validly owns, is validly licensed under, or has legal right to use all patents, patent applications, trademarks, trade names, brand names, inventions, processes, know-how, trade secrets and copyrights which are necessary or useful for the conduct of its business as now conducted, and all such rights are valid and in good standing, and free and clear of all liens and encumbrances of any nature whatsoever and have not been challenged in nay way or involved in any interference, opposition or cancellation proceedings. To the knowledge of Sellers, the operations of the Company, and Seller Corporations of machinery, equipment and processes, the use of the products of the company, and Seller Corporations by its customers for the purpose for which sold, and the use or publication by the Company of its patents, trademarks, trade names, brand names and advertising, technical or other literature do not involve infringement or claimed infringement of any patent, trademark, trade name or copyright. No current or former stockholder, director, officer, employee, or consultant of the Company owns, directly or indirectly, in whole or in part, any inventions or patents, trademarks, trade names, brand names, or copyrights or applications therefor which the Company or any Seller Corporations is presently using or the use of which is necessary or useful for the business of the Company as now conducted or has made any invention not assigned to the Company which is necessary or useful for he business of the Company as now conducted or which, as an extension, improvement, change, modification or addition, relates to any operation of the Company. The Company or Sellers do not know or have any reasonable grounds to believe that there exists any new developments with respect to the operations of the Company or Seller Corporations or any new or improved materials, products, processes or methods useful in connection with the business of the Company or Seller Corporations as now conducted which may materially adversely affect the condition (financial or otherwise) or the properties, assets, liabilities, business or prospects of the Company. No officer, director, stockholder or Seller Corporations has entered into any agreement regarding know-how, trade secrets, assignment of rights inventions, or prohibition or restriction of competition or solicitation of customers, or any other similar restrictive agreement or covenant, whether written or oral, with any person, firm, association, corporation or business organization or enterprise other than the Company or Seller Corporations, which would have a material adverse effect on the business or property rights of the Company.

4.13 DELIVERY OF CERTAIN DOCUMENTS. SCHEDULE 4.13 sets forth a true and complete schedule listing and briefly describing all of the contracts, agreements, leases, licenses, plans, arrangements or commitments to which the Company or Seller Corporations are a party or by which they or any of the Company's assets or properties is in any way bound or obligated as follows:

      (a) all contracts, agreements or commitments in respect of the sale of products or services, supplies or other products or utilities except those entered into in the ordinary course of business involving payments or receipts by the Company or Seller Corporations of less than $5,000 per year or terminable by the Company of Seller Corporations within thirty (30) days without penalty;

      (b) all sales, agency, consultant or distributorship agreements or franchises or legally enforceable commitments or obligations with respect thereto;

      (c) all collective bargaining agreements, union agreements, employment agreements, consulting agreements or agreements providing for the services of an independent contractor;

      (d) all profit-sharing, pension, stock option, severance pay, retirement, bonus, deferred compensation, group life and health insurance or other employee benefit plans, agreements, arrangements or commitments, whether or not legally binding, and all agreements with any present or former officer, director or stockholder of the Company;

      (e) all contracts, agreements, legally enforceable commitments, licenses or sub-licenses relating to patents, trademarks, trade names, copyrights, inventions, processes, know-how, formulae or trade secrets;

      (f) all leases or other contracts, agreements or legally enforceable commitments relating to or affecting real property;

      (g) all loan or credit agreements, indenture, guarantees (other than endorsements made for collection), mortgages, pledges, condition sales or other title retention agreements, and all equipment financing obligations, lease and lease-purchase agreements; and

      (h) all contracts, agreements, arrangements or legally enforceable commitments, whether or not fully performed, relating to the issuance of capital stock, bonds or other securities of the Company or relating to the acquisition by the Company of any substantial part of its business or assets.

            All of such contracts, agreements, leases, licenses and commitments are valid, binding and in full force and effect in accordance with their terms and conditions and there is no existing default thereunder or conditions which with the passage of time or notice or both might constitutes such a default by any part thereto and those contract, agreements, leases, licenses and commitments to which the Company is a party or is in any way affected or bound will not be breached by or give any other party a right of termination as a result of the transactions contemplated by this Agreement. The Company or Seller Corporations are not bound by any oral or written contract, agreement, lease, license, plan, assignment or commitment of the type described in this SECTION 4.13 other than those described in SCHEDULE 4.13. Copies of all of the documents (or in the case of oral commitments, descriptions of the material terms thereof) described in SCHEDULE 4.13 have been delivered by the Sellers to the Purchaser and are true and complete and include all amendments, supplements or modifications thereto.

4.14  BANK ACCOUNTS.  SCHEDULE 4.14 contains a true and complete list showing:

      (a) the name of each bank in which the Company or Seller Corporations has an account or safe deposit box and the names of all persons authorized to draw thereon or to have access thereto; and

      (b) the names of all persons, firms or corporations, if any, holding general or special powers of attorney from the Company or Seller Corporations and a summary statement of the terms thereof; and

      (c) the name of each bank or other lending institution at which the Company or any Seller Corporations have current credit or a credit facility and the names of all persons authorized to execute notes, agreements or other instruments relating to the borrowing of money or the extension of credit from or by such banks or lending institutions.

      (d)   the guarantees, if any, given by Company and any Seller
            Corporations.

4.15 LITIGATION. There are no suits, actions, claims, inquiries, legal, administrative or arbitration proceedings pending, investigations by any private or governmental body, or claims threatened against or affecting the Company the Seller Corporations or properties, assets or business, or to which the Company or Seller Corporations are or might become a party, or which question the validity or legality of the transactions contemplated hereby. The Company or Seller Corporations know of no basis or grounds for any such suit, action, claim, inquiry, investigation or proceedings. There is no outstanding order, writ, injunction or decree of any court, governmental agency or arbitration tribunal against or affecting the Company, Seller Corporations, or their properties, assets or business except as set forth in SCHEDULE 4.15 hereof.

4.16 INSURANCE. SCHEDULE 4.16 contains a list of all insurance policies (specifying the insurer, the amount of the coverage, the type of insurance, and the policy number) maintained by the Company and Seller Corporations on their properties, assets, business and personnel and the claim history for the past four (4) years with regard to each policy. The Company has delivered to the Purchaser true and correct copies of all policies, including all endorsements thereon, referred to in such schedule. The Company and Seller Corporations are not in default with respect to any provision contained in such insurance policies, nor has it failed to give any notice or present any claim thereunder in timely fashion. All such policies are in full force and effect and Company and Seller Corporations are a named insured for all such policies except as otherwise set forth in SCHEDULE 4.16.

4.17 LICENSES AND PERMITS. The Company and Seller Corporations have all licenses and permits (federal, sate and local) necessary to conduct its business, and such licenses and permits are in full force and effect. No violations are or have been recorded in respect of such licenses or permits and no proceeding is pending or threatened seeking the revocation or limitation of any of such licenses or permits. The Company and Seller Corporations have complied in all material respects with all laws, rules, regulations, and orders applicable to its business, and all rules, regulations and orders respecting the distribution and sale of products and services of the Company and Seller Corporations.
4.18 ACCOUNTS RECEIVABLE. All notes and accounts receivable of the Company and Seller Corporations shown in the financial statements of EXHIBIT A and all notes and accounts receivable acquired by the Company and Seller Corporations subsequent to the date of the documents attached as EXHIBIT A hereto and prior to the date hereof, have arisen in the ordinary course of business and have been collected or are collectible in the aggregate recorded amounts thereof, less the applicable reserves with respect thereto reflected on the Financial Statements attached in EXHIBIT A hereto. Company and Seller Corporations agree to furnish Purchaser with a current list of all receivables and an aging scheduled therefore.

4.19 INVENTORY. All inventory reflected in the Closing Date Balance Sheet at the date thereof was, and all inventory to be reflected on the Closing Date Balance Sheet (except to the extent in each case of reserves reflected thereon) is and will be, of a quality and quantity reasonably usable and salable in the ordinary course of business as of the Closing Date and all such inventory will be reflected on the Closing Date Balance Sheet with adequate provisions or adjustment for excess inventory, slow-moving inventory and inventory obsolescence at the lower of cost or market value using the FIFO method of valuation in accordance with GAAP, consistently applied. All customer owned inventory in the possession of Company or Seller Corporations, is properly controlled and accounted for, with any losses having been reported to the customer.

4.20 VALIDITY OF AGREEMENT. This Agreement has been duly authorized, approved and adopted by all requisite corporate action by the Board of Directors of the Company, Seller Corporations (including but not limited to Columbia Shipping, Inc. (Scranton) and 138-01 Springfield Blvd. Realty Group) and has been duly and validly executed and delivered by the Company, Seller Corporations (including but not limited to Columbia Shipping, Inc. (Scranton) and 138-01 Springfield Blvd. Realty Group) and is the legal, valid and binding obligation of the Company, Sellers (including but not limited to Columbia Shipping, Inc. (Scranton) and 138-01 Springfield Blvd. Realty Corp.). The resolutions of the respective Boards of Directors and Shareholders approving such sale are attached hereto as SCHEDULE 3.3.

4.21 ADVERSE RESTRICTIONS. The Company, Sellers and Seller Corporations are not a party to any agreement or instrument or subject to any restriction in its Articles of Incorporation or Bylaws or subject to any judgment or injunction, or decree, order, or rule or regulation, which materially and adversely affect the condition (financial or otherwise), or the properties, assets, liabilities, business or prospects of the Company.

4.22 UNTRUE STATEMENTS. This Agreement, the schedules hereto, the Financial Statements of the Company and all other documents and information furnished by the Company to the Purchaser and its representatives pursuant hereto do not and will not include any untrue statement of a material fact or, to the knowledge of the Company or Sellers, omit to state any material fact necessary to make the statements made and to be made not misleading.
4.23 KNOWLEDGE DEFINED. For purposes of Articles 4, 5 and 6, "knowledge" of a party shall mean the knowledge of any officer or manager responsible for the subject matter of the particular representation and warranty or knowledge which could have been acquired by such persons, after reasonable inquiry under the circumstances with subordinates.

4.24 INVESTMENT REPRESENTATIONS. Each of the Shareholders represent and warrant that the Purchaser Stock being acquired hereunder will be acquired for his own account and without a view for distribution or resale and that none of the Shareholders has any contract, undertaking, agreement or arrangement to sell or otherwise transfer or dispose of any Purchaser Stock or any portion thereof to any person or entity. Each of the Shareholders has had the opportunity to discuss the transactions contemplated hereby with Purchaser and has had the opportunity to obtain such information pertaining to Purchaser as has been requested, including but not limited to filings made by Purchaser with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Each of the Shareholders is an "accredited investor" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended, and has such knowledge and experience in business or financial matters that it is capable of evaluating the merits and risks of an investment in the Purchaser Stock. Each of the Shareholders hereby represent that he can bear the economic risk of losing his investment in the Purchaser Stock and has adequate means for providing for his current financial needs and contingencies.

                                  ARTICLE V

               REPRESENTATIONS AND WARRANTIES BY THE PURCHASER

      The Purchaser represents and warrants to the Sellers as follows:

5.1 CORPORATE EXISTENCE, ETC. The Purchaser is a corporation duly organized, validly existing and in good standing in all material respects under the laws of the State of Delaware.

5.2 VALIDITY OF AGREEMENT. The execution and delivery of this Agreement by the Purchaser and the performance of the transactions contemplated hereby have been duly and validly authorized by its Board of Directors (attached as SCHEDULE 5.2 hereto). This Agreement has been duly executed and delivered by the Purchaser and is a legal, valid and binding obligation of the Purchaser. Purchaser has the absolute and unrestricted right, power and authority to execute and deliver this Agreement and to perform its obligations under this Agreement.

5.3 NO CONFLICT WITH OTHER INSTRUMENTS. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not (i) result in any breach of any of the terms and conditions of, or constitute a default under, the Articles of Incorporation or Bylaws of Purchaser or any commitment, mortgage, loan agreement, note, bond, debenture, deed of trust, contract, agreement, license or other instrument or obligation to which Purchaser is now a party or by which its properties or assets may be bound or affected; or (ii) result in any violation of any law, or any rule or regulation of any administrative agency or governmental body or any order, injunction or decree of any court, administrative agency or governmental body.

5.4 OTHER PURCHASER REPRESENTATIONS AND WARRANTIES. Purchaser's stock is traded on the NASDAQ market and there are no trading restrictions and/or suspensions, investigations, warnings, or violations of any kind, in effect, threatened or pending, of any NASDAQ, Federal Exchange Commission or securities laws, rules or regulations. Purchaser is not insolvent or bankrupt. Purchaser has not in the last twelve (12) months or is not in the process of or contemplating the sale of all or any portion of the Purchaser, its business, properties or assets, or the purchase of any business, properties or assets other than the Company herein except as noted in a separate schedule attached herewith.

      To the extent such may have a material impact on this Agreement, there are no suits, actions, claims, inquiries, legal, administrative or arbitration proceedings pending, investigations by any private or governmental body, or claims threatened against or affecting the Purchaser or properties, assets or business, or to which the Purchaser is or might become a party, or which question the validity or legality of the transactions contemplated hereby or the financial viability of the Purchaser. The Purchaser knows of no basis or grounds for any such suit, action, claim, inquiry, investigation or proceedings. There is no outstanding order, writ, injunction or decree of any court, governmental agency or arbitration tribunal against or affecting the Purchaser; or its properties, assets or business except as set forth in a separate Schedule attached herewith.

      The Purchaser has filed and complied with all licenses and permits (federal, state and local) necessary to conduct its business and such licenses and permits are in full force and effect. No violations are or have been recorded in respect of such licenses or permits and no proceeding is pending or threatened seeking revocation or limitation of any such licenses or permits. The Purchaser has complied in all material respects with all laws, rules, regulations, and orders applicable to its business and all rules, regulations and orders respecting the distribution and sale of products and services of the Purchaser.

      The Purchaser maintains all necessary insurance policies for all aspects of the business.

      The Purchaser has filed all tax returns (federal, state, foreign and local) required to be filed by it relating to taxes of any nature to which the Purchaser or their businesses or subsidiaries are subject, including income. Franchise and sales taxes, and all taxes shown to be due and payable on such returns, or on any assessments received by the Purchaser, and all other taxes of any nature due and payable by the Purchaser on or before the date hereof have been paid. The tax returns of the Purchaser and/or any tax period of the Purchaser are not under audit by the federal, state or local taxing authorities and have not been audited except to the extent provided in a separate Schedule attached herewith. No assessment has been made with respect to any tax return of the Purchaser except as noted in a separate Schedule attached herewith. There are no actions, proceedings, investigations or claims now pending or threatened against the Purchaser in respect to any tax matters.

                                  ARTICLE VI

                   NATURE OF STATEMENTS REPRESENTATIONS AND
                  WARRANTIES OF THE COMPANY AND THE SELLERS

      All statements of fact contained in any written statement (including financial statements), certificate, schedule or other document delivered by or on behalf of the Company, Seller Corporations, Sellers, Warrantors or Purchaser pursuant to this Agreement or in connection with the transactions contemplated hereby shall be deemed representations and warranties of the Company, Seller Corporations, Sellers, Warrantors and Purchaser.

                                    ARTICLE VII

                    INDEMNITY BY THE SELLERS AND PURCHASER

7.1 SELLERS' GENERAL INDEMNITY. Sellers and their successors and assigns covenant and agree to indemnify and save and hold harmless the Purchaser from and against any loss, cost or expense (includes reasonable attorneys fees and costs of litigation) arising out of or resulting from and to pay the Purchaser on demand the full amount of any and all sums which the Purchaser becomes obligated to pay on account of:

      (a) any inaccuracy in any representation or the breach of any representation, warranty, covenant or agreement made by the Company, Seller Corporations or the Sellers hereunder or pursuant hereto;

      (b) any liability, debt or obligation, or any contract, agreement, commitment or undertaking of, or claim against the Company, which would result in a breach of a representation or warranty as provided herein;

      (c) any liability, obligation or claim against the Company for personal injury or property damage arising out of any Company activities on or prior to the Closing Date;

      (d) any federal, state or local tax liability with respect to the Company arising out of the transactions contemplated hereby arising out of Company activities on or prior to the Closing Date;

      (e) any claim, cost, expense or liability of any kind with regard to an event that occurred on or prior to the Closing Date arising out of any employee benefit plan covering employees of the Company; or

      (f) any liability, debt or obligation arising out of any occurrence on or prior to Closing Date which shall be the sole responsibility of Sellers.

      The Purchaser shall have the right to offset against any monies owed to Sellers, only to the extent (i) any single item exceeds $10,000.00, or
      (ii) an accumulation of items exceeds in total $100,000.00, any amounts due as a result of this indemnity. In the event such items exceed the above cumulative amount, Sellers shall be responsible for and Purchaser maintains his right of offset for any and all amounts from the first dollar of loss, cost, or expense. Purchaser agrees not to exercise its right of offset until sixty (60) days after written notification to Sellers claiming indemnification under this Agreement. This right of offset shall be subject to the notification and defense of claims requirements as hereinunder provided. This right of offset shall only apply for a period of four (4) years from the date hereof.

7.2 PURCHASER'S GENERAL INDEMNITY. Purchaser and their successors and assigns covenant and agree to indemnify and save and hold harmless the Sellers from and against any loss, cost or expense (includes reasonable attorneys fees and costs of litigation) arising out of or resulting from and to pay the Sellers on demand the full amount of any and all sums which the Sellers become obligated to pay on account of:

      (a) any inaccuracy in any representation or the breach of any representation, warranty, covenant or agreement made by the Purchaser hereunder or pursuant hereto;

      (b) any liability, debt or obligation, or any contract, agreement, commitment or undertaking of, or claim against the Sellers, which would result in a breach of a representation or warranty by Purchaser as provided herein;

      (c) any liability, obligation or claim against the Company for personal injury or property damage arising out of any Company activities after the Closing Date;

      (d) any federal, state or local tax liability with respect to the Company arising out of the transactions contemplated hereby arising out of Company activities after the Closing Date;

      (e) any claim, cost, expense or liability of any kind with regard to an event that occurred after the Closing Date arising out of any employee benefit plan covering employees of the Company; or

      (f) any liability, debt or obligation arising out of any occurrence after the Closing Date which shall be the sole responsibility of Purchaser.

7.3   NOTIFICATION AND DEFENSE OF CLAIMS OR ACTIONS.

      (a) As used in this Section, any party seeking indemnification pursuant to this Section or Section 8.2 is referred to as an "Indemnified Party" and any party from whom indemnification is sought pursuant to the Section is referred to as an "Indemnity Obligor". An Indemnified Party which proposes to assert the right to be indemnified under this Article shall, pursuant to this notice provisions of this Agreement, submit a written demand for indemnification setting forth in summary form the facts as then known which form the basis for the claim for indemnification.

      (b) With respect to claims based on actions by third parties, an Indemnified Party shall, within twenty (20) days (or earlier if required under applicable law to respond earlier) after the receipt of notice of the commencement of any claim or proceeding against it in respect of which a claim for indemnification is to be made against an Indemnity Obligor, notify the Indemnity Obligor in writing of the commencement of such proceeding, enclosing a copy of all papers served; provided, however, that the failure to so notify the Indemnity Obligor of any such proceeding shall not relieve the Indemnity Obligor from any liability which it may have to the Indemnified Party, except to the extent that the Indemnity Obligor is materially prejudiced thereby. Thereafter, the Indemnified Party shall deliver to the Indemnity Obligor, within twenty (20) days after receipt by the Indemnified Party, copies of all further notices relating to such claim.

      (c)   If a third-party  claim is made for which an Indemnified  Party is
            entitled  to  indemnification   pursuant  to  this  Article,   the
            Indemnity Obligor will be entitled to participate in the defense of such claim and, if it so chooses, and provided that it acknowledges its obligation to indemnify the Indemnified Party, to assume primary responsibility for the defense of such claim with counsel selected by the Indemnity Obligor and not reasonably objected to by the Indemnified Party. Should the Indemnity Obligor assume the defense of such claim, the Indemnity Obligor will not be liable to the Indemnified Party for any legal expenses subsequently incurred by the Indemnified Party in connection with the defense of such claim.

      (d) If the Indemnity Obligor assumes the defense of a third-party claim as set forth in Section (c) then (i) in no event will an Indemnified Party admit any liability with respect to, or settle, compromise or discharge, any such claim without the Indemnity Obligor's prior written consent and (ii) each Indemnified Party shall be entitled to participate in, but not control, the defense of such claim with its own counsel at its own expense. If the Indemnity Obligor does not assume the defense of any such claim, an Indemnified Party may defend such claim in a manner as it may deem appropriate (including, but not limited to, settling such claim, after giving forty-five (45) days prior written notice of such settlement to the Indemnity Obligor, on such terms as the Indemnified Party may deem appropriate).

      (e) In the event that any claim for indemnification is made with respect to any third-party claim pursuant to Article 7 or 8, (i) the party assuming primary responsibility for the defense of such claim shall at all times keep the other party informed as tot he status of such claim and (ii) the party not primarily responsible for the defense of such claim shall cooperate fully with the other party in connection with such defense.

7.4 INSURANCE. The total amount of any indemnity payment owed by any Indemnity Obligor to any Indemnified Party shall be reduced by the net proceeds received by the Indemnified Party from insurance (other than insurance that constitutes self insurance or similar insurance or that involves retrospective or similar premiums), provided, however, this limitation shall not apply to any action or omission that constitutes fraud or criminal conduct under applicable state or federal law.

7.5 TAX LIABILITY DEFENSE. Notwithstanding anything contained hereinabove, it is expressly understood that Sellers bear the obligation of the direction and cost of defending any and all claims or lawsuits relating to tax liability of Company and/or the Seller Corporations, which liability has arisen prior to the Closing Date. Sellers shall keep Purchaser informed as to the status of all such pending tax matters. Purchaser acknowledges that after the Closing Date herein, Purchaser will be in possession of all Company and Seller Corporations documents, including but not limited to, all tax related documents, and agrees to timely provide Sellers with any and all documents required to defend any and all tax matters, cooperate with Sellers in all respects in the defense of said tax matters and execute any and all documents necessary to settle or resolve in any way said tax matters as they may pertain to matters prior to the Closing Date. Purchaser shall not correspond or communicate directly or indirectly with any taxing authorities in regard to any liabilities which occurred prior to the Closing Date with regard to tax matters impacting the Sellers, specifically in regard to the tax matters Sellers are defending against, but also in regard to any tax matters whether they are under investigation or not.

                                 ARTICLE VIII

           ENVIRONMENTAL REPRESENTATIONS, WARRANTIES AND INDEMNITY

8.1 REPRESENTATIONS AND WARRANTIES: As an inducement to Purchaser to enter into this Agreement, Sellers, Company, Seller Corporations, and Warrantors represent and warrant to Purchaser and its successors and assigns, as follows:

            (a) Seller Corporations' and the Company's assets, properties and operations are now and at all times have been in compliance with all applicable Environmental Requirements. There has been and is no Release or threatened Release of any Hazardous Material at, on, under, in or from any of the Facilities which relate to any of the Company's or Seller Corporations' operations and activities at the Facilities or otherwise. The Company or Seller Corporations have not received any notice of alleged, actual or potential responsibility of, or any claim, suit, proceeding or other action regarding the presence, Release or threatened Release of any Hazardous Material at any location, whether at the Facilities or otherwise, which Hazardous Materials were allegedly manufactured, used, generated, processed, treated, stored, disposed or otherwise handled at or transported from the Facilities or otherwise.

            (b) The Company or Seller Corporations have not received any notice of any proceeding, claim, suit or other action by any person alleging any actual or threatened injury or damage to any person, property, natural resource or the environment arising from or relating to the presence, Release or threatened Release of any Hazardous Materials at, or under, in or from the Facilities or in connection with any operations or activities thereat, or at, on, under, in or from any other property which proceeding, claim, suit or other action, if determined adversely to the Company or Seller Corporations, could reasonably be expected to have a material adverse effect. Neither the Facilities nor any operations or activities thereat is or has been subject to any proceeding, claim, suit or other action, order or mortgage, encumbrance, security interest or lien relating to any applicable Environmental Requirements.

            (c) There are no underground storage tanks presently located at the Facilities and there has been no Release of any Hazardous Materials from any underground storage tanks or related piping at the Facilities for which release any government authority may require remediation. There are no PCB's located at, on or in the Facilities and there is no asbestos or asbestos-containing material located at, on or in the Facilities.

            (d) The Company and Seller Corporations have delivered to the Purchaser true, complete and correct copies or results of any and all reports, studies, analyzes, tests or monitoring in the possession of or initiated by the Company or Seller Corporations pertaining to the existence of Hazardous

                  Materials and to any environmental concerns relating to any facilities, sites or real property owned, leased, operated, used or controlled by the Company or Seller Corporations or their predecessors in interest, or concerning compliance with or liability under any Environmental Requirements.

            (e) No portion of the assets of the Company or Seller Corporations contain wetlands as defined by any Environmental Requirements.

8.2   OBLIGATION OF SELLERS TO INDEMNIFY, DEFEND AND HOLD HARMLESS:

            (a) Sellers, Seller Corporations and Company and their successors, and assigns, agree to save, indemnify, defend, reimburse, and hold harmless:

                        (i)   Purchaser; and

                        (11)  the directors, officers, shareholders,
                              employees, partners, agents, contractors, subcontractors, experts, licensees, affiliates, lessees, mortgagees, trustees, successors, assignees, and invitees of Purchaser, from and against any and all "Environmental Damages" (including costs of cleanup containment or other remediation) arising from or in connection with:

                        (a) (i) (A) the ownership, operation, or condition at any time on or prior to the Closing Date of the Facilities; or (B) any Hazardous Materials or other contaminants that were present on the Facilities at any time on or prior to the Closing Date; or (ii) (A) any Hazardous Materials or other contaminants, wherever located, that were, or were allegedly, generated, transported, stored, treated, released, or otherwise handled by Sellers, Company or Seller Corporations or by any other person for whose conduct they are or may be held responsible at any time on or prior to the Closing Date, or (B) any activities with regard to Hazardous Materials that were, or were allegedly, conducted by Sellers, Company or Seller Corporations or by any other person for whose conduct they are or may be held responsible; or

                        (b) any bodily injury (including illness, disability, and death, and regardless of when any such bodily injury occurred, was incurred, or manifested itself), personal injury, property damage (including trespass, nuisance, wrongful eviction, and deprivation of the use of real property), or other damage or to any person, including any employee or former employee of Sellers, Company Seller Corporations or any other person for whose conduct they are or may be held responsible, in any way arising from or allegedly arising from any activities with regard to Hazardous Materials conducted or allegedly conducted with respect to the Facilities or the operation of the Company or Seller Corporations prior to the Closing Date, or from Hazardous Materials that was (i) present or suspected to be present on or before the Closing Date on or at the Facilities (or present or suspected to be present on any other property, if such Hazardous Material emanated or allegedly emanated from any of the Facilities and was present or suspected to be present on any of the Facilities on or prior to the Closing Date) or (ii) released or allegedly released by Sellers, Company or Seller Corporations or any other person for whose conduct they are or may be held responsible, at any time on or prior to the Closing Date,

                        Purchaser will be entitled to control any Cleanup, any related proceeding, and, any other proceeding with respect to which indemnity may be sought under this
                        Section 8.2.

            (b) This obligation shall include, but not be limited to, the burden and expense of defending all claims, suits, and administrative proceedings (with counsel reasonable approved by the indemnified parties), even if such claims, suits, or proceedings are groundless, false, or fraudulent, and conducting all negotiations of any description, and paying and discharging, when and as the same become due, any and all judgments, penalties, or other sums due against such indemnified persons. Purchaser, at its sole expense, may employ additional counsel of its choice to associate with counsel representing Sellers.

            (c) The obligations of Sellers in this Section 8.2 shall survive the expiration or termination of this Agreement.

8.3   OBLIGATION OF PURCHASER TO INDEMNIFY, DEFEND AND HOLD HARMLESS:

            (a) Purchaser and their successors, and assigns, agree to save, indemnify, defend, reimburse, and hold harmless:

                        (i)   Sellers; and

                        (ii)  the partners, agents, contractors,
                              subcontractors, experts, licensees, affiliates, lessees, mortgagees, trustees, successors, assignees, and invitees of Sellers, from and against any and all "Environmental Damages" (including costs of cleanup containment or other remediation) arising from or in connection with:

                        (a) (i) (A) the ownership, operation, or condition at any time after the Closing Date of the Facilities; or
                        (B) any Hazardous Materials or other contaminants that become present on the Facilities at any time after the Closing Date; or (ii) (A) any Hazardous Materials or other contaminants, wherever located, that become, or were allegedly, generated, transported, stored, treated, released, or otherwise handled by Purchaser or by any other person for whose conduct they are or may be held responsible at any time after the Closing Date, or (B) any activities with regard to Hazardous Materials that were, or were allegedly, conducted by Purchaser or by any other person for whose conduct they are or may be held responsible any time after the Closing Date; or

                        (b) any bodily injury (including illness, disability, and death, and regardless of when any such bodily injury occurred, was incurred, or manifested itself), personal injury, property damage (including trespass, nuisance, wrongful eviction, and deprivation of the use of real property), or other damage or to any person, including any employee or former employee of Purchaser or any other person for whose conduct they are or may be held responsible, in any way arising from or allegedly arising from any activities with regard to Hazardous Materials conducted or allegedly conducted with respect to the Facilities or the operation of the Purchaser after the Closing Date, or from Hazardous Materials that was (i) present or suspected to be present after the Closing Date on or at the Facilities (or present or suspected to be present on any other property, if such Hazardous Material emanated or allegedly emanated from any of the Facilities and was present or suspected to be present on any of the Facilities after the Closing Date) or (ii) released or allegedly released by Purchaser or any other person for whose conduct they are or may be held responsible, at any time after the Closing Date,

                        Purchaser will be entitled to control any Cleanup, any related proceeding, and, any other proceeding with respect to which indemnity may be sought under this
                        Section 8.3.

            (b) This obligation shall include, but not be limited to, the burden and expense of defending all claims, suits, and administrative proceedings (with counsel reasonable approved by the indemnified parties), even if such claims, suits, or proceedings are groundless, false, or fraudulent, and conducting all negotiations of any description, and paying and discharging, when and as the same become due, any and all judgments, penalties, or other sums due against such indemnified persons. Sellers, at their sole expense, may employ additional counsel of their choice to associate with counsel representing Purchaser.

            (c) The obligations of Purchaser in this Section 8.3 shall survive the expiration or termination of this Agreement.

                                  ARTICLE IX

                  NONDISCLOSURE OF CONFIDENTIAL INFORMATION

      The Sellers recognize and acknowledge that they have and will have access to certain confidential information of the Company and Purchaser, such as lists of customers and costs, that are valuable, special and unique assets of its business. The Sellers agree that they will not disclose such confidential information to any person, firm, corporation, association or other entity for any purpose or reason whatsoever, except to authorized representatives of the Purchaser. In the event of a breach or threatened breach by the Sellers of the provisions of this Article IX, the Purchaser or the Company or Seller Corporations shall be entitled to an injunction restraining the Sellers from disclosing, in whole or in part, such confidential information. Nothing herein shall be construed as prohibiting the Purchaser or the Company from pursuing any other remedies, at law or in equity available to them. To the extent Purchaser obtains such confidential information with regard to Sellers, or Sellers' entities not transferred to Purchaser per the terms of this Agreement, Purchaser agrees to the same confidentiality requirements.

                                  ARTICLE X

                                MISCELLANEOUS

10.1 EXPENSES. Each of the parties will pay all costs and expenses of its performance of and compliance with this Agreement.

10.2 ENVIRONMENTAL AUDIT. Purchaser may, at its sole option, prior to Closing, conduct a complete environmental audit of the Facilities being acquired and/or leased from Sellers. Purchaser will not be required to close this transaction should such audit disclose any material problem or potential problem, if the estimated cost to remedy said problem exceeds $100,000.00. Notwithstanding the extent of any problem or potential problem found, Sellers shall remain fully responsible for any expenditures required to remedy the problem or potential problem as provided hereinabove.

10.3 NOTICES. All notices, requests, demands and other communications required or permitted to be given hereunder shall be in writing and shall be deemed to have been duly given if delivered personally, via facsimile transmission or mailed first-class, postage prepaid, registered or certified mail as follows:

      (a)   If to the Purchaser:
            Golden Eagle Group, Inc.
            120 Standifer Drive
            Humble, TX 77338
            Attention: Pat Weston, President
            Fax: (281) 446-4896

            With a copy to:
            Stibbs & Burbach, P.C.
            10077 Grogan's Mill Road, Suite 540
            The Woodlands, Texas 77380

      (b)   If to the Company:

            Columbia Shipping Group, Inc.
            138-01 Springfield Blvd.
            Jamaica, New York 11413
            Attention: President

            (c)   If to the Shareholders or Sellers:

            Mr. Larry Bauer
            4425 Waters Edge Lane
            Sanibel, FL 33957

            and copy to:
            John Serpico, Esq.
            Serpico & Ehrlich Attorneys
            105 Court Street, Suite 500
            Brooklyn, New York 11201

10.4 GOVERNING LAW; INTERPRETATION; SECTION HEADINGS: This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas without regard to its conflict of laws principles. The section headings contained herein are for purposes of convenience only, and shall not be deemed to constitute a part of this Agreement or to affect the meaning or interpretation of this Agreement in any way. This Agreement is performable in Harris County, Texas, and therefore the parties agree that venue for any dispute under this Agreement is proper in that county, and all parties hereto agree to submit to the jurisdiction of any court of competent jurisdiction in Harris County, Texas.

10.5 ENTIRE AGREEMENT. This Agreement and the schedules hereto set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby, and supersede all prior agreements, arrangements and understandings related to the subject matter hereof. No representation, promise, inducement or statement of intention has been made by any party hereto which is not embodied in this Agreement, or in the exhibits or schedules hereto or the written statements, certificates, or other documents delivered pursuant hereto or in connection with the transactions contemplated hereby, and no party hereto shall be bound by or liable for any alleged representation, promise, inducement or statement of intention not so set forth. All the terms, provisions, covenants, representations, warranties and conditions of this Agreement shall be binding upon, and inure to the benefit of and be enforceable by the parties hereto and their respective successors. This Agreement may be amended, modified, superseded or canceled, and any of the terms, provisions, covenants, representations, warranties or conditions hereof may be waived, only by a written instrument executed by all parties hereto, or, in the case of a waiver, by the party waiving compliance. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right to enforce the same. No waiver by any party of any condition, or of the breach of any term, provision, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further of continuing waiver of any such condition or breach or a waiver of any other condition or of the breach of any other term, provision, covenant, representation or warranty.

10.6 BROKERS. Except as provided in Section 2.5 hereof, no broker or finder has acted for the Sellers or the Purchaser in connection with this Agreement or the transactions contemplated by this Agreement, and therefore, no brokers or finders fees are due any third person.

10.7 ARBITRATION. Purchaser, Company, Seller Corporations and Sellers shall use their best efforts to settle any controversy or claim arising out of or relating to this Agreement, or the breach thereof, but, if after sixty
      (60) days, the parties are not able to agree on any settlement, such controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration to be held in Harris County, Texas in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the Arbitrator(s) may be entered in any court having jurisdiction thereof.

10.8 PUBLIC ANNOUNCEMENTS. The parties hereto will agree upon the timing and content of the initial press release to be issued describing this Agreement and will not make any public announcement thereof prior to reaching such agreement, and under no circumstances before the Closing Date, unless required to do so by applicable law or regulations (in which event, however, the party so required to make such announcement will endeavor in advance to inform the other party regarding the reason for and content of such required announcement). To the extent reasonably requested by any party, each party will hereafter consult with and provide reasonable cooperation to the others in connections with the issuance of further press releases or other public documents describing this Agreement.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

"PURCHASER"                               "COMPANY"

GOLDEN EAGLE GROUP, INC.                  COLUMBIA SHIPPING GROUP, INC.

By: Patrick H. Weston, President          By:   Lawrence F. Bauer, President

138-01 SPRINGFIELD BLVD.
REALTY GROUP                              "SHAREHOLDERS AND SELLERS"


                                          Lawrence F. Bauer

COLUMBIA SHIPPING, INC.                   Michael McAdam
(SCRANTON)

                                          Dan Morrel

"SELLER CORPORATIONS"

                                         THE COLUMBIA SHIPPING
COLUMBIA SHIPPING, INC.                   GROUP TRUST


COLUMBIA SHIPPING, INC. (WEST)

COLUMBIA SHIPPING, INC. (SFO)

COLUMBIA SHIPPING, INC. (CHICAGO)

FREIGHT EXPRESS INTERNATIONAL, INC.

                            SCHEDULES AND EXHIBITS
EXHIBITS

            Exhibit A   -     Closing Date Balance Sheet and Financials
            Exhibit B   -     Audited  Financial  Statements for June 30, 1996
                              and June 30, 1997
            Exhibit C   -     Note
            Exhibit D   -     Letter of Credit
            Exhibit E   -     Schedule for Delivery of GEGP Stock
            Exhibit H   -     Consulting Agreements
            Exhibit J   -     Employment Agreements
            Exhibit K   -     Lease Agreement
            Exhibit L   -     Amendment  to  Articles  of  Incorporation
                              for Columbia Shipping, Inc. (Scranton)

SCHEDULES

            Schedule 2.11     -     Tax Allocation
            Schedule 3.3      -     Certificate, Opinion of Counsel and
                                    Resolutions of Company and Seller
                                    Corporations as to Corporate Matters
            Schedule 3.7      -     Preliminary Settlement Statement
            Schedule 4.1      -     Certified   Articles   of   Incorporation,
                                    Amendments and Bylaws of Company and Seller
                                    Corporations
            Schedule 4.3      -     Listing of Company Subsidiaries
            Schedule 4.4      -     Existing Employment Agreements
            Schedule 4.6A     -     Recent Changes In Employees
            Schedule 4.6B     -     Listing of Changes in Liabilities
            Schedule 4.7      -     Listing of Liabilities
            Schedule 4.9      -     Listing of Employee Benefit Plans
            Schedule 4.11     -     Listing   of   Properties,    Assets   and
                                    Leasehold Estates
            Schedule 4.12     -     Listing   of  Patents   and   Intellectual
                                    Property
            Schedule 4.13     -     Listing of Contracts, Agreements, etc.
            Schedule 4.14     -     Listing of Bank Accounts
            Schedule 4.15     -     Litigation
            Schedule 4.16     -     Insurance Policies
            Schedule 5.2      -     Purchaser   Board   Resolution   Approving
                                    Purchase

EXHIBIT C

                               PROMISSORY NOTE

$1,083,333.00     October 27, 1997

      FOR VALUE RECEIVED, GOLDEN EAGLE GROUP, INC., a Delaware corporation having an address at 120 Standifer Drive, Humble, Texas 77338 (the "Maker"), promises to pay to LAWRENCE BAUER, residing at 4425 Waters Edge Lane, Sanibel, Florida 33975, (hereinafter referred to as the "Payee"), at such address of the Payee or such other place as may be designated in writing by the holder of this Note, the principal sum of One Million Eighty-Three Thousand Three Hundred Thirty-Three Dollars ($1,083,333.00), together with interest at the rate of ten percent (10%) per annum.

      THE PRINCIPAL AMOUNT of this Note is due and payable by 16 quarterly payments of $67,708.31 beginning on February 1, 2002, and ending on November 1, 2005, as per the Amortization Schedule attached.

      INTEREST shall be paid commencing on November 1, 1997, and monthly thereafter on the first day of each month, as per the Amortization Schedule attached.

      The payments shall be made to Payee at 4425 Waters Edge Lane, Sanibel, Florida 33975.

      The indebtedness evidenced by this instrument is subordinated to the Senior Debt (as defined in the Subordination Agreement below referred to) pursuant to, and to the extent provided in, the Subordination Agreement dated effective as of October 27, 1997, by the maker hereof and payees named herein in favor of Texas Commerce Bank National Association referred to in such Subordination Agreement.

      At the option of the holder, this Note and the entire unpaid indebtedness represented hereby shall become immediately due and payable without notice or demand upon the occurrence at any time of a default in any payment (beyond any cure or grace period, if any) due hereunder (which is not cured thirty (30) days after notice thereof).

      If this Note is not fully paid upon maturity, whether as regularly scheduled or through acceleration, the unpaid balance shall thereafter bear interest until fully paid computed at the rate of the lesser of (i) twenty percent (20%) per annum or (ii) the maximum rate allowed by law to be charged to the Maker, and payable on demand. Payee shall be entitled to enforce any and all rights under the Obligations.

      It is not intended hereby to charge interest at a rate in excess of the maximum rate of interest permitted to be charged to the Maker under applicable law, but if, notwithstanding, interest in excess of the maximum rate shall be paid hereunder, such excess shall be deemed a mistake in calculation and canceled automatically and, if theretofore paid, shall be either refunded to the Maker or credited against the principal balance of this Note.

      In the event this Note is placed in the hands of an attorney for collection or if collected by suit or through the probate court, or through bankruptcy proceedings, then the Maker shall pay, in addition to all other amounts due and owing hereunder, the reasonable attorney's fees and all other costs of collection of the Payee.

      This Note shall be secured by a Collateral Assumption and Assignment of Lease and Escrow Receipt Agreement of even date hereof (the "Obligations") among the Payee and Maker and SERPICO & EHRLICH as Escrow Agent. This Note and the holder hereof are entitled to all of the benefits and security provided by or referred to in the Obligations.

      Purchaser shall execute any and all documents necessary to secure this agreement as referenced above and in the form attached herein and marked as Exhibit "A".

      The Maker hereby (i) waives demand, presentment for payment, notice of non-payment, protest, notice of protest and all other notice; and (ii) consents to any extension of postponement of time of this Note and to any other indulgence with respect hereto without notice.

      The Maker shall have the right, at Maker's option, to prepay this Note in whole or in part. Prepayment of this Note shall be applied to the unpaid installments of principal in the reverse order of their scheduled maturities. The Borrower shall give to the Payee five (5) days prior notice of its intent to prepay. Notice of prepayment having been given to the Payee as aforesaid, the principal amount specified in such notice shall become due and payable on such prepayment date.

      The Maker agrees that any suit, action or proceeding with respect to this Note, any amendment or any replacement hereof, and any transactions relating thereto, may be brought by the Payee in the state courts of, or the Federal courts in, the State of New York, and the Maker hereby irrevocably consents and submits to the jurisdiction of such courts for the purpose of any such suit, action or proceeding. The Maker hereby waives, and agrees not to assert against the Payee, by way of motion, as a defense or proceeding, (a) any claim that the Maker is not personally subject to the jurisdiction of the above-named courts or that the Maker's property is exempt, or immune from execution or attachment, either prior to judgment or in aid of execution; and (b) to the extent permitted by applicable law, any claim that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper or that this Note or any amendment or any replacement hereof may not be enforced in or by such courts.

      If any installment of principal is not paid within fifteen (15) days after the date on which it is due, Maker shall pay to the holder hereof upon demand an amount equal to five percent (5%) of such unpaid installment to defray the expense incurred by the holder hereof in handling and processing such delinquent payment.
      MAKER expressly reserves the right to offset for a period of four (4) years from the date hereof any amount of principal and/or interest it may owe Payee hereunder against any and all amounts that Payee may, for any reason, owe Maker pursuant to the indemnification provisions of a Stock Purchase and Sale Agreement, dated October 27, 1997, between the Maker, Payee and other parties.

      The terms, warranties and agreements herein contained shall bind and inure to the benefit of the respective parties hereto, and their respective legal representatives, successors and assigns.

      If any provision of this Agreement is found to be void and unenforceable by a court of competent jurisdiction, the remaining provisions of this Agreement shall nevertheless be binding upon the parties with the same effect as through the void or unenforceable part had been severed and deleted.

      This agreement embraces the entire transaction between the parties, and there have been no representations, warranties, or conditions other than those herein or therein set forth.

      This Note is not assignable in whole or in part by Payee for a period of four (4) years from the date hereof.

      This Note shall be interpreted and construed in accordance with the laws of the State of New York.

      This Note may not be changed or terminated orally.


                              WITNESS:
                                         GOLDEN EAGLE GROUP, INC.

                                       By: Patrick H. Weston, President

EXHIBIT H

                             CONSULTING AGREEMENT

      This Agreement is made and entered into on the 27th day of October, 1997, by and among Lawrence Bauer, an individual residing in Lee County, Florida (hereinafter referred to as "Consultant"), and Golden Eagle Group, Inc., a Delaware corporation with its principal place of business in Houston, Harris County, Texas (hereinafter referred to as "GEGP").

                                  WITNESSETH

      WHEREAS, GEGP is purchasing the stock of Columbia Shipping Group, Inc. (hereinafter the "Company");

      WHEREAS, Consultant is a former employee of the Company and GEGP desires to utilize the services of Consultant in support of maximizing their purchase of the Company's assets in exchange for the consideration provided herein; and

      WHEREAS, Consultant possesses certain skills and expertise of value to GEGP in maximizing their purchase of the Company's business and Consultant desires to provide consulting services to GEGP in exchange for the consideration provided herein;

      NOW THEREFORE, in consideration of the covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

                                      I.

      GEGP hereby engages and otherwise contracts with Consultant to serve as its Independent Consultant, and Consultant hereby accepts such contract with GEGP, for a term of one (1) year beginning on October 1, 1997 (hereinafter the "Beginning Date") and ending at the close of business on September 30, 1998 (hereinafter the "Ending Date"). This Agreement may be extended for an additional one (1) year period by mutual written consent of both parties. Subject to the non-competition provisions of Section XI, and the non-solicitation provisions of Section XII and confidentiality provisions of
Section VIII, GEGP may terminate this Agreement for (i) a material and repeated acts shown to be in bad faith relative to the GEGP business by the Consultant,
(ii) indictment for a felony against the Consultant, or (iii) malfeasance in the conduct of the Consultant's duties, including the commission of fraud, embezzlement, theft or other acts involving dishonesty. If this Agreement is terminated as provided by GEGP, the Consultant shall be entitled to only his earned compensation through the date of such termination, and GEGP shall have no further obligations to the Consultant.

                                     II.

      During the terms of his consultation pursuant to this Agreement, the Consultant shall diligently and faithfully serve GEGP and devote time, energy, and experience to the advancement of GEGP's interest and to such further duties, consistent with his training, experience, and abilities, as may be assigned to him by GEGP.

                                     III.

      During the time of his consultation pursuant to this Agreement, GEGP shall pay Consultant as compensation for his services hereunder, $10,000.00 per month. Consultant shall be paid on a monthly basis at the end of each month for the prior month's services.

                                     IV.

      In the event of termination of this Agreement as provided herein, GEGP agrees to pay Consultant for the pro-rated share for the number of days worked in the prior month per Section III hereof.

                                      V.

      The Consultant shall, at all times be, and hold himself out to the public as, an independent consultant working on behalf of GEGP. The Consultant is not an agent, employee, subcontractor, servant, or franchisee of GEGP and Consultant shall not claim any rights arising from employee status. GEGP shall not be responsible for and shall not pay employment taxes relating to the Consultant's performance of his obligations or duties under this Agreement. The Consultant has the sole discretion to determine the manner in which the work called for hereunder is to be performed and GEGP shall have no right to control the details of the manner in which the Consultant performs his obligations or duties under this Agreement. Nothing contained in this Agreement shall authorize the Consultant to assume or create any obligation, duty or responsibility whatsoever, expressed or implied, on behalf, or in the name of, GEGP or to bind GEGP in any manner whatsoever.

                                     VI.

      GEGP's financial obligations to the Consultant shall be limited to payment of the Consultant's fees listed in Sections III and IV; however, GEGP agrees to pay the Consultant the amount of reasonable and necessary costs or expenses incurred by the Consultant when acting as GEGP's consultant pursuant to this Agreement, including the Consultant's reasonable and necessary travel expenses, or other reasonable and necessary out-of-pocket expenses. GEGP's obligation to pay the Consultant's reasonable and necessary costs or expenses under this Agreement is limited to reimbursing the Consultant for reasonable and necessary costs or expenses documented by receipts or similar items, providing written consent of an officer of GEGP is obtained prior to the Consultant incurring such reasonable and necessary costs or expenses.

                                     VII.

      Neither of the parties shall have the right to assign this Agreement, or any obligations hereunder, without the prior written consent of the other party.

                                    VIII.

      During the term of this Agreement, Consultant may receive confidential information of a technical and/or commercial nature relating to GEGP's products, methodologies, processes, services, technology and/or business operations, the Consultant shall hold any and all such information in trust and shall not use said information for any reason other than as provided for by this Agreement for the sole and exclusive benefit of GEGP. Additionally, Consultant shall hold any and all information of a technical and/or commercial nature relating to the products, methodologies, processes, services, technology and/or business operations in trust and shall not use said information for any reason other than as provided for by this Agreement for the sale and exclusive benefit GEGP, whether such information was obtained prior to or after the date of said agreement. The Consultant shall never divulge any such information to a third-party without the prior written consent of GEGP, unless ordered to do so by a court of competent jurisdiction and law. It is expressly agreed that these provisions shall survive the termination of the Agreement.

                                     IX.

      Notices and other communications permitted or required hereunder shall be in writing. Unless specifically stated otherwise herein, such notices shall be deemed received when (i) delivered by hand in person, receipt thereof being acknowledged in writing, (ii) telex, cable or telegraph answer back is received by the sending party from the receiving party's machine, (iii) the date of signature for receipt by the party of certified, registered or mail delivered by courier, or (iv) receipt by the sending party of a reply telefax confirming receipt by the receiving party of the telefax sent by the sending party. The respective addresses of the parties for the foregoing permitted modes of notification shall be as follows:

                       If to Consultant:

                       Lawrence Bauer
                       4425 Waters Edge Lane
                       Sanibel, Florida 33957

                       If to GEGP:

                       120 Standifer Dr
                       P. O. Box 60185 AMF
                       Houston, TX 77205
                       Phone: (713) 446-2656   Fax: (713) 446-4896
                       Telex: 170575  170576

                                   X.

      The Agreement formed hereby is made under, and shall be construed and interpreted in accordance with the substantive laws of the State of Florida as in effect on the date hereof, without regard to the otherwise applicable Texas choice of law rules or principles. Consultant hereby submits to the jurisdiction of the state and federal courts in the State of Florida.

                                     XI.

      For five (5) years from the date of this Agreement, Consultant's consulting agreement with GEGP, Consultant will not, unless acting pursuant hereto or with the prior written consent of the board of directors of GEGP, directly or indirectly own, manage, operate, join, control, finance or participate in the ownership, management, operations, control or financing of, or be connected as an officer, director, employee, partner, principal, agent, representative, consultant or otherwise with or use or permit his name to be used in connection with, any business or enterprise engaged in any business engaged in by GEGP, its parent company or its affiliates, including, without limitation any freight forwarding or brokerage services with the sole exception of Consultant's ownership in CSI International, Inc. for so long as Consultant remains a shareholder therein, such operations remain only in Scranton, Pennsylvania and so long as CSI does not operate within 200 miles of an office of GEGP, its successors, assigns or any affiliates. The area to be covered by the non-competition covenant shall be any city where GEGP currently, or at any time during the period covered by this non-competition provision, has an operation/office; provided, however, nothing in this Agreement shall preclude Consultant's ownership of up to five percent (5%) of the debt or equity securities of any publicly traded company within or without said area. To the extent, under applicable law, the provisions of this covenant not to compete are found to be invalid or unenforceable, such unenforceability or invalidity shall be ineffective to the extent these provisions may be modified or limited to remedy such invalidity or unenforceability, allowing the provisions agreed to herein to remain in effect to the fullest extent available under applicable law.

                                     XII.

      Consultant agrees for five (5) years from the date of this Agreement Consultant will not call on or solicit, either directly or indirectly, any person, firm, corporation or other entity or employee who is or which at the time of such termination was, or within two (2) years prior to the termination of this Agreement had been, a customer or employee of GEGP or any of its affiliates.

                                    XIII.

      This Agreement constitutes the entire understanding and agreement between GEGP and the Consultant. The terms of this Agreement may not be modified or otherwise altered unless the modification or other alteration is agreed to in a writing signed by an authorized officer of GEGP and the Consultant.

      IN WITNESS WHEREOF, the parties hereto have entered into this Agreement on the Beginning Date.



                             Lawrence Bauer



                             GOLDEN EAGLE GROUP, INC.



                             By:   Patrick H. Weston, President

EXHIBIT J

                             EMPLOYMENT AGREEMENT

      This EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of this the 27th day of October, 1997 by and between GOLDEN EAGLE GROUP, INC., a Delaware corporation, or a subsidiary thereof ("Company") and MIKE MCADAM, an individual residing in Suffolk County, New York ("Employee").

      WHEREAS, Employee desires to be employed by the Company upon the terms and conditions hereinafter set forth; and

      WHEREAS, the Company desires to employ Employee upon the terms and conditions hereinafter set forth;

      NOW, THEREFORE, the parties hereto, intending to be legally bound, agree as follows:

      1. EMPLOYMENT. The Company hereby employs Employee, and Employee hereby accepts such employment and agrees to perform his duties and responsibilities hereunder, in accordance with the terms and conditions hereinafter set forth.

            1.1 EMPLOYMENT TERM. The employment term of this Agreement (the "Employment Term") shall commence effective October 1, 1997 and shall continue until and end on September 30, 2000, unless terminated prior thereto in accordance with Section 9 hereof.

            1.2  DUTIES AND RESPONSIBILITIES.

                  (a) During the Employment Term, Employee shall serve as Vice
            President-JFK Area, and shall report to either the President of the Company, or Senior Vice President of the Company, as determined in the sole discretion of the Company. Employee shall perform all duties and accept all responsibilities incidental to such position or as may be assigned to him by the Company. The place of employment shall be the New York City, New York area or other area mutually agreed to by Employee and Company.

                  (b) Employee represents and covenants to the Company that he is not subject or a party to any employment agreement, non-competition covenant, non-disclosure agreement or any similar agreement, covenant, understanding or restriction which would prohibit Employee from executing this Agreement and performing his duties and responsibilities hereunder, or which would in any manner, directly or indirectly, limit or affect the duties and responsibilities which may now or in the future be assigned to Employee by the Company or the scope of assistance which he may now or in the future provide to Company and its other subsidiaries or affiliates.

                  (c) Employee shall at all times comply with policies and
            procedures adopted by Company for employees of Company and its parent company and affiliates, including, without limitation, the procedures and policies adopted by Company regarding conflicts of interest, except to the extent, if any, that such policies conflict with the express provisions of this Agreement, in which case, the terms of this Agreement shall govern.

            1.3 EXTENT OF SERVICE. During the Employment Term, Employee agrees to use his best efforts to carry out his duties and responsibilities under
      Section 1.2 hereof and to devote his full professional time, attention and energy thereto. Employee further agrees not to work either on a part-time or independent contracting basis for any other business or enterprise during his employment with Company without the prior written consent of the President of the Company.

            1.4 BASE COMPENSATION. For all the services rendered by Employee hereunder, the Company shall pay Employee an annual salary at the rate of $150,000.00 per year, with increases, if any, as approved by the President of the Company in his sole discretion.

            All amounts are less withholding required by law or agreed to by Employee, payable in installments at such times as the Company customarily pays its other Employees (but in any event no less often than monthly). Said amounts shall be prorated for any partial year should this Agreement be terminated before the expiration of its term.

            1.5 BENEFITS. Employee and his dependents shall be entitled to participate in Company's group medical, dental, disability and life insurance plans. Employee shall be entitled to participate in Company's 401(k) Plan at the next occurring plan entrance date, including any profit sharing contributions that may be authorized by Company's Board of Directors and subject to any and all plan eligibility requirements. Employee's tenure while an employee of Columbia Shipping, Inc. or an affiliate thereof will apply for the calculation of vacation benefits, but only for such calculations. In the case of disability of Employee creating the inability to fully perform his duties and responsibilities hereunder to the fullest extent required by the Company with reasonable accommodation by reason of illness, injury or incapacity, the Company agrees to pay to Employee his salary under this Agreement for a period of ninety (90) days after the onset of such disability, after which such payments will end, and benefits will be dictated by the Company's long-term disability benefits plan. .

            1.6 BONUS. Employee will be entitled to participate in an annual bonus program similar to that offered to other management of the Company. An annual bonus of ten percent (10%) of the pre-tax, net profits of the combined (DAHER Golden Eagle and Columbia Shipping) JFK and Philadelphia operations in excess of a base amount consisting of the 1998 fiscal year budget (agreed upon by Company management) for pre-tax net profits for the combined JFK and Philadelphia operations, less ten percent (10%), will be paid to Employee.
            1.7 TAXATION. Employee alone, and not the Company, shall be responsible for the payment of all federal, state and local taxes in respect of the payments to be made and benefits to be provided under this Agreement or otherwise (except to the extent withheld by the Company).

            1.8 TOTALITY OF BENEFITS. The benefits described in Section 1 of this Agreement represent all compensatory benefits to which the Employee is entitled.

      2. EXPENSES. Employee shall be reimbursed for the reasonable business expenses incurred by him in connection with his performance of services hereunder during the Employment Term upon presentation of an itemized account and written proof of such expenses in accordance with Company's policies relating to reimbursement of expenses.

      3. AUTOMOBILE. The Company will provide Employee with an automobile or car allowance in accordance with the Company Policy as may be from time to time amended .Employee shall be allowed to retain the vehicle previously provided by Columbia Shipping, Inc. or its affiliate until such time in the Company's sole discretion the automobile shall need to be replaced, which at such time the Company may either (i) provide for a car allowance equal to the cost of providing, operating, and maintaining (including but not limited to insurance, gas, parking and repairs) a replacement vehicle of comparable make, style and model in the current model year; or (ii) furnish a Company automobile of a comparable make, style and model in the current model year to replace the currently issued automobile.

      4. DEVELOPMENTS. All developments (including inventions, whether patentable or otherwise), trade secrets, discoveries, improvements, ideas and writings which either directly or indirectly relate to or may be useful in the business of the Company or any of its affiliates (the "Developments") which Employee, either by himself or in conjunction with any other person or persons (but only to the extent that Employee has an interest in the developments acknowledged by Employer in writing), has conceived, made, developed, acquired or acquired knowledge of during his employment by the Company, shall become and remain the sole and exclusive property of the Company. Employee hereby assigns, transfers and conveys, and agrees to so assign, transfer and convey, all of his right, title and interest in and to any and all such Developments. At any time and from time to time, upon the request and at the expense of the Company, Employee will execute and deliver any and all instruments, documents and papers, give evidence and do any and all other acts which, in the opinion of counsel for the Company, are or may be necessary or desirable to document such transfer or to enable the Company to file and prosecute applications for and to acquire, maintain and enforce any and all patents, trademark registrations or copyrights under United States or foreign law with respect to any such Developments or to obtain any extension, validation, re-issue, continuance or renewal of any such patent, trademark or copyright. The Company will be responsible for the preparation of any such instruments, documents and papers and for the prosecution of any such proceedings and will reimburse Employee for all reasonable expenses incurred by him in compliance with the provisions of this Section.
      5. CONFIDENTIAL INFORMATION. Employee recognizes and acknowledges that by reason of his employment by and service to the Company, he has had, and will continue to have, access to confidential information of the Company and its subsidiaries and affiliates, including, without limitation, information and knowledge pertaining to products, inventions, innovations, designs, ideas, plans, trade secrets, proprietary information, manufacturing, packaging, advertising, distribution and sales methods and systems, sales and profit figures, price lists, customer and client lists, including potential customers, customer account information, and relationships with dealers, distributors, wholesalers, customers, clients, suppliers and others with whom they have had or will have business dealings ("Confidential Information"). Employee acknowledges that such Confidential Information is a valuable and unique asset and covenants that he will not, either during or after the term of this Agreement, disclose any such Confidential Information to any person for any reason whatsoever (except as his duties may require) without the prior written authorization of the Company's board of directors; provided, however, the following information shall not be deemed part of the confidential information restricted hereby: (i) any information in the possession or within the knowledge of Employee prior to disclosure of the same by Company, (ii) any information that has been, is now or may hereafter be in the public domain, (iii) any information that has been or hereafter is obtained by Employee from a party having the right to disclose such information without violation of any contract or covenant in favor of Company, and (iv) any information that Employee may be required to disclose pursuant to legal process. Employee shall return all such Confidential Information and any copies thereof to Company immediately upon termination of Employee's employment, whether voluntary or involuntary.

      6.   NON-COMPETITION.

              (a) COVENANT NOT TO COMPETE. Neither the Employee nor
                  any affiliate or entity controlled by the Employee, will, at any time during the three (3) year period from the date of this Agreement (the "Noncompetition Period"), without Company's prior written consent, directly or indirectly (or encourage any employees of Company or any of its subsidiaries
                  to), engage in, have any interest (financial or otherwise), in , manage, or operate any or in any other manner advise or assist any person, firm, corporation, partnership, business or other entity (whether as director, officer, employee, agent, representative, security holder, consultant or otherwise) that engages in any business competitive with the business carried on by Company as of the Closing Date, within any state of the United States or any country or territory outside of the United States in which Company does business (a "Competitive Business"). Notwithstanding the foregoing, the Employee shall be permitted (i) to acquire an ownership interest, directly or indirectly, of not more than five percent of the outstanding securities of any corporation which is engaged in a Competitive Business and which is listed on any recognized securities exchange or traded in the over the counter market in the United States, (ii) subject to obtaining the prior written consent of Company, to accept an appointment as a non-executive director of such corporation or (iii) to become a stockholder in, or accept an appointment as, a non-executive director of another corporation engaged in a Competitive Business, provided that such investment or appointment is of a totally passive nature and does not involve the Employee devoting time to the management of such corporation.

              (b)   ENFORCEMENT OF COVENANT NOT TO COMPETE.

                    (i) If any of the provisions of or covenants
                        contained in Section 6 is hereafter construed to be invalid or unenforceable in any jurisdiction, the same shall not affect the remainder of such provisions or the enforceability thereof in any other jurisdiction, which shall be given full effect, without regard to the invalidity or unenforceability in such other jurisdiction. If any of the provisions of or covenants contained in Section 6 is held to be unenforceable in any jurisdiction because of the duration or geographical scope thereof, the parties agree that the court making such determination shall have the power to reduce the duration or geographical scope of such provision or covenant, and, in its reduced form, said provision or covenant shall be enforceable; PROVIDED, HOWEVER, that the determination of such court shall not affect the enforceability of Section 6 in any other jurisdiction.

                   (ii) The parties recognize that the remedy at law for
                        breach of the provisions and agreements of Section 6 is inadequate and, notwithstanding any other provisions of this Agreement, Company shall be entitled, in addition to such other remedies as it may have, to a temporary restraining order and preliminary and permanent injunctive relief to enjoin any breach or threatened breach of Section 6 without proof of any actual damages that have been or may have been caused to them by such breach.

             (c)   TERMINATION OF COVENANT NOT TO COMPETE.

                    (i) If this Agreement is terminated by the Company pursuant to Section 9(a) the provisions and covenants of Section 6 shall survive such termination of this Agreement and shall continue for the remainder of the Noncompetition Period.

                   (ii) The provisions and covenants of Section 6 shall
                        terminate upon the termination of this Agreement by Company pursuant to Sections 9(b) UNLESS Company elects (by delivery of written notice to the Employee) to pay to the Employee, throughout the remainder of the Noncompetition Period, in which case the provisions and covenants of Section 6 shall continue in full force and effect for so long as Company continues to pay the Employee such salary (but in no event longer than the Noncompetition Period).

      7. NO SOLICITATION. Employee agrees that for two (2) years after termination of Employee's employment by the Company (whether such termination is during or after the Employment Term), Employee will not solicit, either directly or indirectly, any person, firm, corporation or other entity or employee who or which at the time of such termination was, or within two years prior to Employee's termination of employment had been, a customer or employee of the Company or any of its affiliates with respect to the activities prohibited by
Section 6 thereof.

      8. EQUITABLE RELIEF. Employee acknowledges that the restrictions contained in Sections 4, 5, 6 and 7 hereof are reasonable and necessary to protect the legitimate interests of the Company and its affiliates, that the Company would not have entered into this Agreement in the absence of such restrictions, and that any violation of any provision of those Sections will result in irreparable injury to the Company. Employee also acknowledges that the Company shall be entitled to preliminary and permanent injunctive relief, without the necessity of proving actual damages, as well as an equitable accounting of all earnings, profits and other benefits arising from any such violation, which rights shall be cumulative and in addition to any other rights or remedies to which the Company may be entitled. Employee agrees that in the event of any such violation, an action may be commenced by the Company for any such preliminary and permanent injunctive relief and other equitable relief in any court of competent jurisdiction in the State of New York or any other court of competent jurisdiction. Employee hereby waives any objections on the grounds of improper jurisdiction or venue to the commencement of an action in the State of New York and agrees that effective service of process may be made upon him by overnight courier under the Notice provision contained in Section 13 hereof. In the event that any of the provisions of Sections 4, 5, 6 and 7 hereof should ever be adjudicated to exceed the time, geographic, product or other limitations permitted by applicable law in any jurisdiction, then such provisions shall be deemed reformed in such jurisdiction to the maximum time, geographic, product or other limitations permitted by applicable law.

      9.    TERMINATION.

                        (a) FOR CAUSE. Subject to the noncompetition, no
                  solicitation and confidentiality requirement of this Agreement, Company may terminate this Agreement for cause. As used in this Agreement "cause" shall mean (i) excessive absenteeism by the Employee not related to an illness, (ii) indictment for a felony against the Employee, (iii) malfeasance in the conduct of the Employee's duties, including the commission of fraud, embezzlement, theft or other acts involving dishonesty, (iv) substance abuse on the part of the Employee or (v) material and repeated acts shown to be in bad faith relative to Company's business by the Employee. If this Agreement terminated for cause by Company, the Employee shall be entitled to only his salary plus accrued vacation pay through the date of such termination, and Company shall have no further obligations to the Employee.

                        (b) DISABILITY. Subject to the noncompetition, no
                  solicitation and confidentiality requirements of this Agreement, in the event that Employee is unable fully to perform his duties and responsibilities hereunder to the full extent required by the Company with reasonable accommodation, by reason of illness, injury or incapacity for ninety (90) days, during which time he shall continue to be compensated as provided.

                        c) DEATH. This Agreement shall terminate upon the death of the Employee.

      10. SURVIVAL. Notwithstanding the termination of this Agreement by reason of Employee's disability under Section 9(b) hereof, or for cause under Section 9(a) hereof, his obligations under Section 4, 5, 6 and 7 hereof shall survive and remain in full force and effect for the periods therein provided, and the provisions for equitable relief against Employee in Section 8 hereof shall continue in force.

      11. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND INTERPRETED UNDER THE LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO ANY CONFLICT OF LAWS PROVISIONS.

      12. LITIGATION EXPENSES. In the event of a lawsuit by either party to enforce the provisions of this Agreement, the prevailing party shall be entitled to recover reasonable costs, expenses and attorney's fees from the other party.

      13. NOTICES. All notices and other communications required or permitted hereunder or necessary or convenient in connection herewith shall be in writing and shall be deemed to have been given when hand delivered or sent by overnight courier, as follows (provided that notice of change of address shall be deemed given only when received):

      If to the Company, to:

                  Golden Eagle Group, Inc.
                  120 Standifer Drive
                  Humble, Texas 77338
                  Attention:  President

      With required copies to:

                  Mr. John H. Stibbs, Jr.
                  Stibbs, & Burbach, P.C.
                  10077 Grogan's Mill Road, Suite 540
                  The Woodlands, Texas 77380

      If to Employee, to:

                  Mike McAdam
                  7 Dexter Court
                  Hayppauge, New York 11788


or to such other names or addresses as the Company or Employee, as the case may be, shall designate by Notice to each other person entitled to receive notices in the manner specified in this Section.

      14. CONTENTS OF AGREEMENT; AMENDMENT AND ASSIGNMENT.

            (a) This Agreement supersedes all prior agreements and sets forth the entire understanding among the parties hereto with respect to the subject matter hereof and cannot be changed, modified, extended or terminated except upon written amendment approved by the board of directors of the Company and executed on its behalf by a duly authorized officer. Without limitation, nothing in this Agreement shall be construed as giving Employee any right to be retained in the employ of the Company beyond the expiration of the Employment Term, and Employee specifically acknowledges that he shall be an employee-at-will of the Company thereafter, and thus subject to discharge by the Company with or without cause and without compensation of any nature.

            (b) Employee acknowledges that from time to time, Company may establish, maintain and distribute employee manuals or handbooks or personnel policy manuals, and officers or other representatives of the Company may make written or oral statements relating to personnel policies and procedures. Such manuals, handbooks and statements are intended only for general guidance. No policies, procedures or statements of any nature by or on behalf of Company (whether written or oral, and whether or not contained in any employee manual or handbook or personnel policy manual), and no acts or practices of any nature, shall be construed to modify this Agreement or to create express or implied obligations of any nature to Employee.

            (c) All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective heirs, executors, administrators, legal representatives, successors and assigns of the parties hereto, except that the duties and responsibilities of Employee hereunder are of a personal nature and shall not be assignable or delegatable in whole or in part by Employee.

      15. SEVERABILITY. If any provision of this Agreement or application thereof to anyone or under any circumstances is adjudicated to be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect any other provision or application of this Agreement which can be given effect without the invalid or unenforceable provision or application and shall not invalidate or render unenforceable such provision or application in any other jurisdiction.

      16. REMEDIES CUMULATIVE; NO WAIVER. No remedy conferred upon the Company or Employee by this Agreement is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to any other remedy given hereunder or now or hereafter existing at law or in equity. No delay or omission by the Company or Employee in exercising any right, remedy or power hereunder or existing at law or in equity shall be construed as a waiver thereof, and any such right, remedy or power may be exercised by the Company or Employee from time to time and as often as may be deemed expedient or necessary by the Company or Employee in his sole discretion.

      17. MISCELLANEOUS. All section headings are for convenience only and shall not define or limit the provisions of this Agreement. This Agreement may be executed in several counterparts, each of which is an original. It shall not be necessary in making proof of this Agreement or any counterpart hereof to produce or account for any of the other counterparts.

      IN WITNESS WHEREOF, the undersigned have executed this Agreement on the dates indicated below and it is effective as of the date indicated in the opening paragraph hereof.

                             GOLDEN EAGLE GROUP, INC.


                             By: Patrick H. Weston, President

                             By: Mike McAdam, Employee

                             EMPLOYMENT AGREEMENT

      This EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of this the 27th day of October, 1997 by and between GOLDEN EAGLE GROUP, INC., a Delaware corporation, or a subsidiary thereof ("Company") and DAN MORREL, an individual residing in Lake County, Illinois ("Employee").

      WHEREAS, Employee desires to be employed by the Company upon the terms and conditions hereinafter set forth; and

      WHEREAS, the Company desires to employ Employee upon the terms and conditions hereinafter set forth;

      NOW, THEREFORE, the parties hereto, intending to be legally bound, agree as follows:

      1. EMPLOYMENT. The Company hereby employs Employee, and Employee hereby accepts such employment and agrees to perform his duties and responsibilities hereunder, in accordance with the terms and conditions hereinafter set forth.

            1.1 EMPLOYMENT TERM. The employment term of this Agreement (the "Employment Term") shall commence effective October 1, 1997 and shall continue until and end on September 30, 2000, unless terminated prior thereto in accordance with Section 9 hereof.

            1.2  DUTIES AND RESPONSIBILITIES.

                  (a) During the Employment Term, Employee shall serve as Vice
            President-Chicago Area, and shall report to either the President of the Company, or Senior Vice President of the Company, as determined in the sole discretion of the Company. Employee shall perform all duties and accept all responsibilities incidental to such position or as may be assigned to him by the Company. The place of employment shall be the Chicago, Illinois area or other area mutually agreed to by Employee and Company.

                  (b) Employee represents and covenants to the Company that he is not subject or a party to any employment agreement, non-competition covenant, non-disclosure agreement or any similar agreement, covenant, understanding or restriction which would prohibit Employee from executing this Agreement and performing his duties and responsibilities hereunder, or which would in any manner, directly or indirectly, limit or affect the duties and responsibilities which may now or in the future be assigned to Employee by the Company or the scope of assistance which he may now or in the future provide to Company and its other subsidiaries or affiliates.

                  (c) Employee shall at all times comply with policies and
            procedures adopted by Company for employees of Company and its parent company and affiliates, including, without limitation, the procedures and policies adopted by Company regarding conflicts of interest, except to the extent, if any, that such policies conflict with the express provisions of this Agreement, in which case, the terms of this Agreement shall govern.

            1.3 EXTENT OF SERVICE. During the Employment Term, Employee agrees to use his best efforts to carry out his duties and responsibilities under
      Section 1.2 hereof and to devote his full professional time, attention and energy thereto. Employee further agrees not to work either on a part-time or independent contracting basis for any other business or enterprise during his employment with Company without the prior written consent of the President of the Company.

            1.4 BASE COMPENSATION. For all the services rendered by Employee hereunder, the Company shall pay Employee an annual salary at the rate of:

                        (a) $100,000 per year, for the period from October 1,
                  1997 through September 30, 1998;
                        (b) $110,000 per year, for the period from October 1,
                  1998 through September 30, 1999; and
                        (c) 120,000 per year, for the period from October 1,
                  1999 through September 30, 2000.

            All amounts are less withholding required by law or agreed to by Employee, payable in installments at such times as the Company customarily pays its other Employees (but in any event no less often than monthly). Said amounts shall be prorated for any partial year should this Agreement be terminated before the expiration of its term.

            1.5 BENEFITS. Employee and his dependents shall be entitled to participate in Company's group medical, dental, disability and life insurance plans. Employee shall be entitled to participate in Company's 401(k) Plan at the next occurring plan entrance date, including any profit sharing contributions that may be authorized by Company's Board of Directors and subject to any and all plan eligibility requirements. Employee's tenure while an employee of Columbia Shipping, Inc. or an affiliate thereof will apply for the calculation of vacation benefits, but only for such calculations. In the case of disability of Employee creating the inability to fully perform his duties and responsibilities hereunder to the fullest extent required by the Company with reasonable accommodation by reason of illness, injury or incapacity, the Company agrees to pay to Employee his salary under this Agreement for a period of ninety (90) days after the onset of such disability, after which such payments will end, and benefits will be dictated by the Company's long-term disability plan.

            1.6 BONUS. Employee will be entitled to participate in an annual bonus program similar to that offered to other management of the Company. An annual bonus of ten percent (10%) of the pre-tax, net profits of the combined (DAHER Gold Eagle and Columbia Shipping) Chicago operations in excess of a base amount consisting or the

      1998 fiscal year budget (agreed upon by Company management) for pre-tax net profits for the combined Chicago operations, less ten percent (10%), will be paid to Employee.

            1.7 TAXATION. Employee alone, and not the Company, shall be responsible for the payment of all federal, state and local taxes in respect of the payments to be made and benefits to be provided under this Agreement or otherwise (except to the extent withheld by the Company).

            1.8 TOTALITY OF BENEFITS. The benefits described in Section 1 of this Agreement represent all compensatory benefits to which the Employee is entitled.

      2. EXPENSES. Employee shall be reimbursed for the reasonable business expenses incurred by him in connection with his performance of services hereunder during the Employment Term upon presentation of an itemized account and written proof of such expenses in accordance with Company's policies relating to reimbursement of expenses.

      3. AUTOMOBILE. The Company will provide Employee with an automobile or car allowance in accordance with the Company Policy as may be from time to time amended. Employee shall be allowed to retain the vehicle previously provided by Columbia Shipping, Inc. or its affiliate until such time in the Company's sole discretion the automobile shall need to be replaced, which at such time the Company may either (i) provide for a car allowance equal to the cost of providing, operating, and maintaining (including but not limited to insurance, as, parking and repairs) a replacement vehicle of comparable make, style and model in the current model year; or (ii) furnish a Company automobile of a comparable make, style and model in the current model year to replace the currently issued automobile.

      4. DEVELOPMENTS. All developments (including inventions, whether patentable or otherwise), trade secrets, discoveries, improvements, ideas and writings which either directly or indirectly relate to or may be useful in the business of the Company or any of its affiliates (the "Developments") which Employee, either by himself or in conjunction with any other person or persons (but only to the extent that Employee has an interest in the developments acknowledged by Employer in writing), has conceived, made, developed, acquired or acquired knowledge of during his employment by the Company, shall become and remain the sole and exclusive property of the Company. Employee hereby assigns, transfers and conveys, and agrees to so assign, transfer and convey, all of his right, title and interest in and to any and all such Developments. At any time and from time to time, upon the request and at the expense of the Company, Employee will execute and deliver any and all instruments, documents and papers, give evidence and do any and all other acts which, in the opinion of counsel for the Company, are or may be necessary or desirable to document such transfer or to enable the Company to file and prosecute applications for and to acquire, maintain and enforce any and all patents, trademark registrations or copyrights under United States or foreign law with respect to any such Developments or to obtain any extension, validation, re-issue, continuance or renewal of any such patent, trademark or copyright. The Company will be responsible for the preparation of any such instruments, documents and papers and for the prosecution of any such proceedings and will reimburse Employee for all reasonable expenses incurred by him in compliance with the provisions of this Section.

      5. CONFIDENTIAL INFORMATION. Employee recognizes and acknowledges that by reason of his employment by and service to the Company, he has had, and will continue to have, access to confidential information of the Company and its subsidiaries and affiliates, including, without limitation, information and knowledge pertaining to products, inventions, innovations, designs, ideas, plans, trade secrets, proprietary information, manufacturing, packaging, advertising, distribution and sales methods and systems, sales and profit figures, price lists, customer and client lists, including potential customers, customer account information, and relationships with dealers, distributors, wholesalers, customers, clients, suppliers and others with whom they have had or will have business dealings ("Confidential Information"). Employee acknowledges that such Confidential Information is a valuable and unique asset and covenants that he will not, either during or after the term of this Agreement, disclose any such Confidential Information to any person for any reason whatsoever (except as his duties may require) without the prior written authorization of the Company's board of directors; provided, however, the following information shall not be deemed part of the confidential information restricted hereby: (i) any information in the possession or within the knowledge of Employee prior to disclosure of the same by Company, (ii) any information that has been, is now or may hereafter be in the public domain, (iii) any information that has been or hereafter is obtained by Employee from a party having the right to disclose such information without violation of any contract or covenant in favor of Company, and (iv) any information that Employee may be required to disclose pursuant to legal process. Employee shall return all such Confidential Information and any copies thereof to Company immediately upon termination of Employee's employment, whether voluntary or involuntary.

      6.   NON-COMPETITION.

           (a) COVENANT NOT TO COMPETE.

                  Neither the Employee nor any affiliate or entity controlled by the Employee, will, at any time during the three (3) year period from the date of this Agreement (the "Noncompetition Period"), without Company's prior written consent, directly or indirectly (or encourage any employees of Company or any of its subsidiaries to), engage in, have any interest (financial or otherwise), in , manage, or operate any or in any other manner advise or assist any person, firm, corporation, partnership, business or other entity (whether as director, officer, employee, agent, representative, security holder, consultant or otherwise) that engages in any business competitive with the business carried on by Company as of the Closing Date, within any state of the United States or any country or territory outside of the United States in which Company does business (a "Competitive Business." Notwithstanding the foregoing, the Employee shall be permitted
                  (i) to acquire an ownership interest, directly or indirectly, of not more than five percent of the outstanding securities of any corporation which is engaged in a Competitive Business and which is listed on any recognized securities exchange or traded in the over the counter market in the United States,
                  (ii) subject to obtaining the prior written consent of Company, to accept an appointment as a non-executive director of such corporation or (iii) to become a stockholder in, or accept an appointment as, a non-executive director of another corporation engaged in a Competitive

                  Business, provided that such investment or appointment is of a totally passive nature and does not involve the Employee devoting time to the management of such corporation.

           (b)   ENFORCEMENT OF COVENANT NOT TO COMPETE.

                    (i) If any of the provisions of or covenants
                        contained in Section 6 is hereafter construed to be invalid or unenforceable in any jurisdiction, the same shall not affect the remainder of such provisions or the enforceability thereof in any other jurisdiction, which shall be given full effect, without regard to the invalidity or unenforceability in such other jurisdiction. If any of the provisions of or covenants contained in Section 6 is held to be unenforceable in any jurisdiction because of the duration or geographical scope thereof, the parties agree that the court making such determination shall have the power to reduce the duration or geographical scope of such provision or covenant, and, in its reduced form, said provision or covenant shall be enforceable; PROVIDED, HOWEVER, that the determination of such court shall not affect the enforceability of Section 6 in any other jurisdiction.

                   (ii) The parties recognize that the remedy
                        at law for breach of the provisions and agreements of
                        Section 6 is inadequate and, notwithstanding any other provisions of this Agreement, Company shall be entitled, in addition to such other remedies as it may have, to a temporary restraining order and preliminary and permanent injunctive relief to enjoin any breach or threatened breach of Section 6 without proof of any actual damages that have been or may have been caused to them by such breach.

           (c)   TERMINATION OF COVENANT NOT TO COMPETE.

                    (i) If this Agreement is terminated by the
                        Company pursuant to Section 9(a) the provisions and covenants of Section 6 shall survive such termination of this Agreement and shall continue for the remainder of the Noncompetition Period.

                   (ii) The provisions and covenants of Section 6 shall
                        terminate upon the termination of this Agreement by Company pursuant to Sections 9(b) UNLESS Company elects (by delivery of written notice to the Employee) to pay to the Employee, throughout the remainder of the Noncompetition Period, in which case the provisions and covenants of Section 6 shall continue in full force and effect for so long as Company continues to pay the Employee such salary (but in no event longer than the Noncompetition Period).

      7. NO SOLICITATION. Employee agrees that for two (2) years after termination of Employee's employment by the Company (whether such termination is during or after the Employment Term), Employee will not solicit, either directly or indirectly, any person, firm, corporation or other entity or employee who or which at the time of such termination was, or within two years prior to Employee's termination of employment had been, a customer or employee of the Company or any of its affiliates with respect to the activities prohibited by
Section 6 thereof.

      8. EQUITABLE RELIEF. Employee acknowledges that the restrictions contained in Sections 4, 5, 6 and 7 hereof are reasonable and necessary to protect the legitimate interests of the Company and its affiliates, that the Company would not have entered into this Agreement in the absence of such restrictions, and that any violation of any provision of those Sections will result in irreparable injury to the Company. Employee also acknowledges that the Company shall be entitled to preliminary and permanent injunctive relief, without the necessity of proving actual damages, as well as an equitable accounting of all earnings, profits and other benefits arising from any such violation, which rights shall be cumulative and in addition to any other rights or remedies to which the Company may be entitled. Employee agrees that in the event of any such violation, an action may be commenced by the Company for any such preliminary and permanent injunctive relief and other equitable relief in any court of competent jurisdiction in the State of Illinois or any other court of competent jurisdiction. Employee hereby waives any objections on the grounds of improper jurisdiction or venue to the commencement of an action in the State of Illinois and agrees that effective service of process may be made upon him by overnight courier under the Notice provision contained in Section 13 hereof. In the event that any of the provisions of Sections 4, 5, 6 and 7 hereof should ever be adjudicated to exceed the time, geographic, product or other limitations permitted by applicable law in any jurisdiction, then such provisions shall be deemed reformed in such jurisdiction to the maximum time, geographic, product or other limitations permitted by applicable law.

      9.    TERMINATION.

              (a) FOR CAUSE. Subject to the noncompetition, no
                  solicitation and confidentiality requirement of this Agreement, Company may terminate this Agreement for cause. As used in this Agreement "cause" shall mean (i) excessive absenteeism by the Employee not related to an illness, (ii) indictment for a felony against the Employee, (iii) malfeasance in the conduct of the Employee's duties, including the commission of fraud, embezzlement, theft or other acts involving dishonesty, (iv) substance abuse on the part of the Employee or (v) material and repeated acts shown to be in bad faith relative to Company's business by the Employee. If this Agreement terminated for cause by Company, the Employee shall be entitled to only his salary plus accrued vacation pay through the date of such termination, and Company shall have no further obligations to the Employee.

              (b) DISABILITY. Subject to the noncompetition, no
                  solicitation and confidentiality requirements of this Agreement, in the event that Employee is unable fully to perform his duties and responsibilities hereunder to the full extent required by the Company with reasonable accommodation, by reason of illness, injury or incapacity for ninety (90) days, during which time he shall continue to be compensated as provided.

            c) DEATH. This Agreement shall terminate upon the death of the Employee.

      10. SURVIVAL. Notwithstanding the termination of this Agreement by reason of Employee's disability under Section 9(b) hereof, or for cause under Section 9(a) hereof, his obligations under Section 4, 5, 6 and 7 hereof shall survive and remain in full force and effect for the periods therein provided, and the provisions for equitable relief against Employee in Section 8 hereof shall continue in force.

      11. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND INTERPRETED UNDER THE LAWS OF THE STATE OF ILLINOIS WITHOUT GIVING EFFECT TO ANY CONFLICT OF LAWS PROVISIONS.

      12. LITIGATION EXPENSES. In the event of a lawsuit by either party to enforce the provisions of this Agreement, the prevailing party shall be entitled to recover reasonable costs, expenses and attorney's fees from the other party.

      13. NOTICES. All notices and other communications required or permitted hereunder or necessary or convenient in connection herewith shall be in writing and shall be deemed to have been given when hand delivered or sent by overnight courier, as follows (provided that notice of change of address shall be deemed given only when received):

      If to the Company, to:

                  Golden Eagle Group, Inc.
                  120 Standifer Drive
                  Humble, Texas 77338
                  Attention:  President

      With required copies to:

                  Mr. John H. Stibbs, Jr.
                  Stibbs, & Burbach, P.C.
                  10077 Grogan's Mill Road, Suite 540
                  The Woodlands, Texas 77380

      If to Employee, to:

                  Dan Morrel
                  511 Thorndale Drive
                  Buffalo Grove, Illinois 60089
or to such other names or addresses as the Company or Employee, as the case may be, shall designate by Notice to each other person entitled to receive notices in the manner specified in this Section.

      14. CONTENTS OF AGREEMENT; AMENDMENT AND ASSIGNMENT.

            (a) This Agreement supersedes all prior agreements and sets forth the entire understanding among the parties hereto with respect to the subject matter hereof and cannot be changed, modified, extended or terminated except upon written amendment approved by the board of directors of the Company and executed on its behalf by a duly authorized officer. Without limitation, nothing in this Agreement shall be construed as giving Employee any right to be retained in the employ of the Company beyond the expiration of the Employment Term, and Employee specifically acknowledges that he shall be an employee-at-will of the Company thereafter, and thus subject to discharge by the Company with or without cause and without compensation of any nature.

            (b) Employee acknowledges that from time to time, Company may establish, maintain and distribute employee manuals or handbooks or personnel policy manuals, and officers or other representatives of the Company may make written or oral statements relating to personnel policies and procedures. Such manuals, handbooks and statements are intended only for general guidance. No policies, procedures or statements of any nature by or on behalf of Company (whether written or oral, and whether or not contained in any employee manual or handbook or personnel policy manual), and no acts or practices of any nature, shall be construed to modify this Agreement or to create express or implied obligations of any nature to Employee.

            (c) All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective heirs, executors, administrators, legal representatives, successors and assigns of the parties hereto, except that the duties and responsibilities of Employee hereunder are of a personal nature and shall not be assignable or delegatable in whole or in part by Employee.

      15. SEVERABILITY. If any provision of this Agreement or application thereof to anyone or under any circumstances is adjudicated to be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect any other provision or application of this Agreement which can be given effect without the invalid or unenforceable provision or application and shall not invalidate or render unenforceable such provision or application in any other jurisdiction.

      16. REMEDIES CUMULATIVE; NO WAIVER. No remedy conferred upon the Company or Employee by this Agreement is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to any other remedy given hereunder or now or hereafter existing at law or in equity. No delay or omission by the Company or Employee in exercising any right, remedy or power hereunder or existing at law or in equity shall be construed as a waiver thereof, and any such right, remedy or power may be exercised by the Company or Employee from time to time and as often as may be deemed expedient or necessary by the Company or Employee in his sole discretion.

      17. MISCELLANEOUS. All section headings are for convenience only and shall not define or limit the provisions of this Agreement. This Agreement may be executed in several counterparts, each of which is an original. It shall not be necessary in making proof of this Agreement or any counterpart hereof to produce or account for any of the other counterparts.

      IN WITNESS WHEREOF, the undersigned have executed this Agreement on the dates indicated below and it is effective as of the date indicated in the opening paragraph hereof.

                            GOLDEN EAGLE GROUP, INC.

                            By: Patrick H. Weston, President

                            By: Dan Morrel, Employee

                       EXHIBITS AND REPORTS ON FORM 8-K




                                  EXHIBIT 2.

                  FINANCIAL STATEMENTS OF BUSINESS ACQUIRED

                        COLUMBIA SHIPPING GROUP, INC.

                        COMBINED FINANCIAL STATEMENTS

                            JUNE 30, 1997 AND 1996

                                 C O N T E N T S

                                                                     PAGE

Report of Independent Accountants ......................................2

Combined Balance Sheets.................................................3

Combined Statements of Operations.......................................4

Combined Statements of Stockholders' Equity ............................5

Combined Statements of Cash Flows.......................................6

Notes to Combined Financial Statements...............................7-10

                      Report of Independent Accountants

To the Stockholders and Board of Directors of Columbia Shipping Group, Inc.


We have audited the accompanying combined balance sheets of Columbia Shipping Group, Inc. and affiliates as of June 30, 1997 and 1996 and the related combined statements of operations, stockholders' equity, and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Columbia Shipping Group, Inc. and affiliates at June 30, 1997 and 1996, and the results of their combined operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Karlins Fuller Arnold & Klodosky, P.C.
Houston, Texas
September 19, 1997

                        COLUMBIA SHIPPING GROUP, INC.
                           COMBINED BALANCE SHEETS

                                                  June 30,           June 30,
                                                   1997                1996
                                                  --------          ----------
                                        ASSETS
                                       --------

CURRENT ASSETS
Cash                                            $   774,744        $   816,872
Accounts receivable, trade, less allowance
  for doubtful accounts of $100,000 and $41,000
  at June 30, 1997 and 1996, respectively         4,350,887          3,694,042
                                                  ---------          ---------
      Total Current Assets                        5,125,631          4,510,914
                                                  ---------          ---------

PLANT AND EQUIPMENT, NET                            462,002            527,793
                                                 ----------        -----------

OTHER ASSETS
Cost in excess of net assets acquired, net           17,600             14,400
Other assets                                         12,348             14,589
                                                -----------       ------------
                                                     29,948             28,989
                                                -----------       ------------

      Total Assets                               $5,617,581         $5,067,696
                                                  =========         ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade                          $2,307,083        $ 1,898,040
Accrued expenses                                    929,820            412,227
Deferred income tax                                  74,388            106,776
                                                -----------        -----------
      Total Current Liabilities                   3,311,291          2,417,043
                                                  ---------          ---------
DEFERRED INCOME TAX                                  21,014             27,305
                                                -----------       ------------

      Total Liabilities                           3,332,305          2,444,348
                                                  ---------          ---------

STOCKHOLDERS' EQUITY
Common stock                                         44,000             44,000
Additional paid-in capital                          153,800            153,800
Retained earnings                                 2,087,476          2,425,548
                                                  ---------          ---------
      Total Stockholders' Equity                  2,285,276          2,623,348
                                                  ---------          ---------

      Total Liabilities and Stockholders' Equity $5,617,581         $5,067,696
                                                 ==========         ==========

  The accompanying notes are an integral part of these financial statements.

                        COLUMBIA SHIPPING GROUP, INC.
                      COMBINED STATEMENTS OF OPERATIONS
                      YEARS ENDED JUNE 30, 1997 AND 1996



                                                June 30,         June 30,
                                                 1997              1996
                                              ----------        ----------

SALES                                         $33,424,946      $33,037,937

COST OF SALES                                  27,933,265       28,171,263
                                               ----------       ----------

      Gross Profit                              5,491,681        4,866,674

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                   4,980,456        4,843,489
                                              -----------     ------------


OPERATING  INCOME                                 511,225           23,185
                                             ------------    -------------

OTHER INCOME (EXPENSE)
      Rent income                                  94,440           76,330
      Interest income                              45,696           22,633
      Other income (expense), net                   6,735           19,909
      Interest expense                            (12,410          (38,384)
                                             ------------     ------------

                                                  134,461           80,488
                                              -----------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES          645,686          103,673

PROVISION FOR INCOME TAXES                        722,490           96,891
                                             ------------     ------------

COMBINED NET INCOME (LOSS)                  $     (76,804)  $        6,782
                                             ============    =============

  The accompanying notes are an integral part of these financial statements.

                        COLUMBIA SHIPPING GROUP, INC.
                 COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED JUNE 30, 1997 AND 1996

                                               ADDITIONAL
                                       COMMON   PAID-IN      RETAINED
                                       STOCK    CAPITAL      EARNINGS         TOTAL
                                      -------- ----------    ---------       -------



BALANCE, JUNE 30, 1995 ............   $39,000   $153,800   $ 2,418,766    $ 2,611,566
COMMON STOCK ISSUANCE .............     5,000       --            --            5,000

NET INCOME, FOR THE YEAR ENDED
     JUNE 30, 1996 ................      --         --           6,782          6,782
                                      -------   --------   -----------    -----------

BALANCE, JUNE 30, 1996 ............    44,000    153,800     2,425,548      2,623,348

CAPITAL DISTRIBUTION OF REAL ESTATE      --         --        (261,268)      (261,268)

NET LOSS, FOR THE YEAR ENDED
     JUNE 30, 1997 ................      --         --         (76,804)       (76,804)
                                      -------   --------   -----------    -----------


BALANCE, JUNE 30, 1997 ............   $44,000   $153,800   $ 2,087,476    $ 2,285,276
                                      =======   ========   ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                        COLUMBIA SHIPPING GROUP, INC.
                      COMBINED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 1997 AND 1996

                                                         June 30,          June 30,
                                                          1997              1996
                                                        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  (76,804)       $    6,782
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                            93,299            90,111
  Deferred income taxes                                   (38,679)           47,982
  Accounts receivable, net                               (656,845)         (371,352)
Other assets                                                1,241             6,485
  Accounts payable, trade                                 409,043            36,366
  Accrued expenses                                        517,593           131,727
                                                        ---------          --------

    Net cash provided (used in) by operating activities   248,848           (51,899)
                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (290,976)          (49,538)
                                                        ---------         ---------

      Net cash used in investing activities             (290,976)          (49,538)
                                                        --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     -             5,000
                                                        --------         ---------

      Net cash provided by financing activities                -             5,000
                                                        --------         ---------

Net decrease in cash and cash equivalents                (42,128)          (96,437)
Cash and cash equivalents at beginning of year           816,872           913,309
                                                       ---------         ---------
Cash and cash equivalents at end of year               $ 774,744         $ 816,872
                                                       =========         =========

  The accompanying notes are an integral part of these financial statements.

                        COLUMBIA SHIPPING GROUP, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS

Columbia   Shipping  Group,  Inc.  ("the  Company")  is  a  worldwide  freight forwarders handling merchandise shipped to and from the United States.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF COMBINATION
   The accompanying  combined  financial  statements  include the accounts of:
   Columbia Shipping, Inc; Columbia Shipping, Inc. (West); Columbia Shipping, Inc. (Chicago) and Freight Express International. All significant intercompany balances and transactions have been eliminated. Subsequent to June 30, 1997, Columbia Shipping Group, Inc. was formed with the stockholders of the combining companies exchanging their stock for stock in the Company. This transaction is in contemplation of the acquisition by Golden Eagle Group, Inc. (Note 9).

   MANAGEMENT ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   PLANT AND EQUIPMENT AND DEPRECIATION
   Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, principally on the straight-line basis.

   Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

   When properties are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" is applicable to the Company in fiscal years 1997 and 1996. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement did not have a material impact on the financial statements of the Company.

   REVENUE RECOGNITION
   The Company earns forwarding commissions and brokerage fees on ocean and air shipments. Forwarding commissions are determined on a standard rate per shipment and brokerage fees are determined as a percent of the freight bills charged by the common carriers.

   AMORTIZATION
   The cost in excess of net assets of businesses acquired at their respective acquisition dates are amortized on a straight-line basis over primarily 5 years. On an annual basis, the Company assesses the carrying value in order to determine whether an impairment has occurred, taking into account both historical and forecasted results of operations.

   INCOME TAXES
   The Company reflects income taxes based on the liability method of accounting which requires the recognition of deferred tax assets and liabilities which are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   CASH EQUIVALENTS
   For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

                          COLUMBIA SHIPPING GROUP, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Supplemental Disclosures of Cash Flow Information for the years ended June 30, 1997 and 1996 is as follows:

                                             1997             1996
                                           -------           -------
   Cash payments for interest            $  12,410           $38,384
   Cash payments for income taxes         $146,997           $84,679

   Supplemental schedule of noncash investing and financing activities:

   For the year ended June 30, 1997, in contemplation of the proposed acquisition of the Company (Note 9), the office and warehouse facility for the New York facility (amounting to $261,268) was distributed to the stockholders of Columbia Shipping, Inc.

   MAJOR CUSTOMERS
   The Company had revenues from five customers that represented 20% and 29% of total revenue for the years ended June 30, 1997 and 1996, respectively.

2. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                                                   JUNE 30,
                                                         ---------------------------
                                                           1997               1996
                                                         --------           --------
   Land                                           $             -       $     67,908
   Buildings                                                    -            401,835
   Office equipment                                     1,815,314          1,574,753
   Transportation equipment                               262,530            256,375
   Leasehold improvements                                 142,313            142,313
                                                       ----------         ----------
                                                        2,220,157          2,443,184
   Accumulated depreciation and amortization            1,758,155          1,915,391
                                                        ---------          ---------
                                                      $   462,002        $   527,793
                                                       ==========         ==========

   Depreciation and amortization expense             $     93,299        $    90,111
                                                      ===========         ==========

   Fully depreciated assets still in service amounted to $1,185,612 and $1,137,053 at June 30, 1997 and 1996, respectively.

3. DEBT

   The Company has a bank line of credit available with maximum borrowings allowed of $600,000. Outstanding borrowings bear interest at prime plus 0.25%. This note is collateralized by substantially all of the Company's assets and the personal guarantee of the two stockholders of Columbia Shipping, Inc., and expires in December, 1997. As of June 30, 1997 and 1996, there were no outstanding borrowings under this note.

4.    RELATED PARTY TRANSACTIONS

      Related party transactions and balances with parties related by common ownership are as follows:
                                                  1997           1996
                                               ---------       --------
      Accounts Receivable, trade               $  48,640      $  23,197
      Revenues                                  $145,800       $163,345

                        COLUMBIA SHIPPING GROUP, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS

5.    INCOME TAXES

      The components of the provision for income taxes are as follows:

                                           1997           1996
                                         --------        -------
      Current                            $761,168        $55,930
      Deferred                            (38,678)        40,961
                                         --------        -------
                                         $722,490        $96,891
                                         ========        =======

      The significant components of the net deferred tax asset (liability) at June 30, 1997 and 1996 are as follows:

                                            1997         1996
                                          --------     --------
      Plant and equipment                $(21,014)   $ (27,306)
      Accrued liabilities                 (74,388)    (106,775)
                                          -------     --------
                                         $(95,402)   $(134,081)
                                         ========    =========

      The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                                             1997         1996
                                                             ----         ----
      Expected tax provision at 34%                           34%          34%
      Income not subject to tax due to net operating
        loss in Columbia Shipping, Inc., (West)              (13)          (7)
      Non deductible expenses                                  1           66
      Additional income tax attributable to tax returns
        subject to audit                                      92            -
                                                             ---         ----
                                                             114%          93%
                                                             ===          ===

      Columbia Shipping, Inc., (West) has net operating loss carryforwards of approximately $110,000 and $370,000 at June 30, 1997 and 1996,
      respectively, for federal income tax purposes available to offset future taxable income, expiring, if not used, periodically through the year 2010.

            FINANCIAL INSTRUMENTS

      CONCENTRATION OF CREDIT RISK
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company had cash balances of $138,758, $143,124 and $158,491 at June 30, 1997, with various financial institutions, which is in excess of the federally insured limit of $100,000. At June 30, 1996, no cash balances were in excess of federally insured limits. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their diverse industries and geographic areas.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these items.

            PROFIT SHARING EXPENSE

      The Company has a profit-sharing (defined contribution) retirement plan covering substantially all employees with one year of service. The amount of contribution to the plan is determined annually by each company's Board of Directors. The amount expensed for the years ended June 30, 1997 and 1996 amounted to $110,171 and $111,953, respectively.

                        COLUMBIA SHIPPING GROUP, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS


8.    COMMON STOCK

      The Common Stock for the companies are as follows:

      Columbia Shipping, Inc. - no par value; 200 shares authorized, 100 issued and outstanding Columbia Shipping, Inc. (Chicago) - $1 par value; 3,000 shares authorized, issued and outstanding Columbia Shipping, Inc. (West) - $1 par value, 100,000 shares authorized, 3,000 issued and outstanding Freight Express International, Inc. - no par value; 200 shares authorized, issued and outstanding

9.     SUBSEQUENT EVENT

      In July, 1997, the Company has entered into an agreement to which Golden Eagle Group, Inc. would acquire the Company. The transaction is anticipated to take the form of a merger, with an anticipated purchase price of $6.3 million in a combination of cash, debt and common stock. The acquisition is subject to various conditions including negotiation and execution of a definitive agreement and completion of due diligence.

                       EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT 3.

                       PRO FORMA FINANCIAL INFORMATION

                   GOLDEN EAGLE GROUP AND SUBSIDIARIES AND
                        COLUMBIA SHIPPING GROUP, INC.

                        PRO FORMA FINANCIAL STATEMENTS
         INTRODUCTION TO PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                                 (UNAUDITED)

The accompanying unaudited pro forma condensed consolidated balance sheet as of September 30, 1997 presents the consolidated financial position of Golden Eagle Group, Inc. ("the Company") and Columbia Shipping Group, Inc. ("CSG") assuming the acquisition of CSG had occurred on that date. The unaudited pro forma condensed consolidated statements of operations for the twelve months ended December 31, 1996 and the nine months ended September 30, 1997 reflect the acquisition as if it had occurred on January 1, 1996.

The terms of the CSG acquisition, treated as a purchase for financial reporting purposes, provided for Golden Eagle Group to purchase all of the issued and outstanding common stock of CSG through the issuance of 598,718 shares of the Company's Common Stock, $.01 par value, the payment of $3,833,333 in cash (the "Cash Consideration") and the making of a promissory note payable to a selling stockholder in the amount of $1,083,333.

The source of the Cash Consideration paid by the Company was a $3,833,333 term loan from the Company's principal bank. The term loan bears interest at the bank's prime rate plus 1/2% and is to be repaid in quarterly installments of principal and interest beginning January 27, 1998 with a final payment due October 27, 2002. The term loan is collateralized by substantially all of the Company's assets.

The note payable to a former CSG stockholder bears interest at 10% per annum and requires the payment of accrued interest at the end of each month until November 1, 2005. The principal amount of the note is due and payable in 16 quarterly payments beginning on February 1, 2002 and ending on November 1, 2005. The note is subordinated to the Company's indebtedness to the bank.

The pro forma financial information does not purport to be indicative of the results which would have actually have been obtained had the acquisition been completed as of the assumed dates and for the periods presented or which may be obtained in the future. The pro forma adjustments described in the notes to the pro forma condensed consolidated balance sheet and condensed consolidated statement of operations reflect the preliminary estimated allocation of the purchase price to net assets and is subject to final determination.

              GOLDEN EAGLE GROUP, INC./COLUMBIA SHIPPING GROUP, INC.
                       PRO FORMA CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 1997
                            (IN THOUSANDS OF DOLLARS)

                                       (9/30/97)   (6/30/97)
                                        Golden      Columbia
                                        Eagle       Shipping  Pro Forma     Consolidated
                                         Group       Group    Adjustments    Pro Forma
                                      ----------  ----------- ------------  -----------
          ASSETS
CURRENT ASSETS
Cash ...............................   $   171      $   775    $             $    946
Accounts receivable,
trade less
   allowance for doubtful
   accounts ........................     9,523        4,352      13,875
Other current assets ...............       415          415
                                       -------       ------    --------       --------
TOTAL CURRENT ASSETS ...............    10,109        5,127      15,236
                                       -------       ------    --------       --------

PLANT AND EQUIPMENT, at
cost ...............................     3,772        2,220        (200) (a)     5,792
   Less accumulated
   depreciation ....................    (2,774)      (1,758)     (4,532)
   and amortization

DEFERRED INCOME TAXES ..............       342          342

INTANGIBLE ASSETS
Goodwill ...........................     4,178            6       3,912(a)       8,096
Other assets .......................        23           23
                                       =======       ======    ========       ========
TOTAL ASSETS .......................  $ 15,627       $5,618      $3,712       $ 24,957
                                       =======       ======    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable .......................  $    800       $          $            $     800
Current portion of
long-term debt .....................                                767(a)         767
Obligations under capital
leases .............................        48                                      48
Deferred income tax s/t ............                     74                         74
Accounts payable, trade
and
   accrued liabilities .............     6,198        3,237        (266)(a)      9,169
                                       -------       ------    --------       --------
TOTAL CURRENT LIABILITIES ..........     7,046        3,311         501         10,858
                                       -------       ------    --------       --------

LONG-TERM DEBT
Note payable, bank .................                              3,067(a)       3,067
Note Payable, seller ...............                              1,083(a)       1,083
Obligations under capital
leases .............................                     21                         21
Deferred income taxes ..............        32                                      32
                                       -------       ------    --------       --------
TOTAL LIABILITIES ..................     7,078        3,332       4,651         15,061
                                       -------       ------    --------       --------

STOCKHOLDERS' EQUITY
Common stock .......................        57           44         (38)(a)         63
Additional paid-in
capital ............................     9,278          154       1,187 (a)     10,619
Retained earning
(deficit) ..........................      (786)       2,088      (2,088)(a)       (786)

                                       -------       ------    --------        --------
TOTAL STOCKHOLDERS' EQUITY .........     8,549        2,286        (939)         9,896
                                       -------       ------    --------       --------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ............ $  15,627     $  5,618    $  3,712       $ 24,957
                                       =======       ======    ========       ========

                  GOLDEN EAGLE GROUP / COLUMBIA SHIPPING GROUP
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               (9/30/97)        (9/30/97)
                                                                Golden          Columbia           Pro forma            Consolidated
                                                              Eagle Group     Shipping Group      Adjustments             Pro forma
                                                              -----------        --------           ---------           -----------
 Sales ................................................       $    54,116        $ 26,537           $                   $    80,653
 Cost of sales ........................................            40,391          22,648                                    63,039
                                                              -----------        --------           ---------           -----------
  Gross profit ........................................            13,725           3,889                   0                17,614
Selling, general and administrative expenses ..........            13,189           3,564                  73(c)             16,826
                                                                                                          (54)(d)               (54)
                                                                                                         (292)(e)              (292)
                                                                                                           90(f)                 90
                                                                                                          136(g)                136
                                                                                                          (67)(h)               (67)
                                                              -----------        --------           ---------           -----------
                                                                   13,189           3,564                (114)               16,639
                                                              -----------        --------           ---------           -----------
 Operating income .....................................               536             325                 114                   975
                                                              -----------        --------           ---------           -----------
 Other income (expense)
    Gain (loss) on retirement of assets ...............                 2               0                                         2
    Interest income ...................................                                39                                        39
    Rent income .......................................                                71                                        71
    Other income (expense) ............................                                49                                        49
    Interest expense ..................................               (37)             (6)               (327)(b)              (370)
    Foreign currency gain (loss) ......................                55              (2)                                       53
                                                              -----------        --------           ---------           -----------
                                                                       20             151                (327)                 (156)
                                                              -----------        --------           ---------           -----------
 Income before provision for income taxes .............               556             476                (213)                  819
   Provision for income taxes .........................               258             410                (301)(i)               367
                                                              -----------        --------           ---------           -----------
 Net income ...........................................       $       298        $     66           $      88           $       452
                                                              ===========        ========           =========           ===========
 Net income per share .................................       $   0.05                                                  $      0.07
                                                              ===========                                               ===========
 Weighted average number of shares ....................         5,818,260                             598,718             6,416,978
                                                              ===========        ========           =========           ===========

                   GOLDEN EAGLE GROUP/COLUMBIA SHIPPING GROUP
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              (12/31/96)       (12/31/96)
                                                                Golden          Columbia           Pro forma            Consolidated
                                                              Eagle Group     Shipping Group      Adjustments             Pro forma
                                                              -----------        --------           ---------           -----------
Sales .................................................       $    66,506        $ 33,232           $                   $    99,738
Cost of sales .........................................            49,238          28,053                                    77,291
                                                              -----------        --------           ---------           -----------
  Gross profit ........................................            17,268           5,179                   0                22,447
Selling, general and admininstrative expenses .........            15,956           4,913                  98(k)             20,967
                                                                                                          (86)(l)               (86)
                                                                                                         (390)(m)              (390)
                                                                                                          120(n)                120
                                                                                                          182(o)                182
                                                                                                          (90)(p)               (90)
                                                              -----------        --------           ---------           -----------
                                                                   15,956           4,913                (186)               20,703
                                                              -----------        --------           ---------           -----------
Operating income ......................................             1,312             266                 186                 1,744
                                                              -----------        --------           ---------           -----------
Other income (expense)
   Gain (loss) on retirement of assets ................                 2               0                                         2
   Interest income ....................................                                35                                        35
   Rent income ........................................                                85                                        85
   Other income (expense) .............................                22              14                                        36
   Interest expense ...................................               (98)            (25)               (427)(j)              (550)
   Foreign currency gain (loss) .......................                55               0                                        55
                                                              -----------        --------           ---------           -----------
                                                                      (19)            109                (427)                 (337)
                                                              -----------        --------           ---------           -----------
Income before provision for income taxes ..............             1,293             375                (261)                1,407
  Provision for income taxes ..........................              (431)            411                (351)(q)              (371)
                                                              -----------        --------           ---------           -----------
Net income ............................................       $     1,724        $    (36)          $      90           $     1,778
                                                              ===========        ========           =========           ===========
Net income per share ..................................       $      0.29                                               $      0.27
                                                                                                    =========           ===========
Weighted average number of shares .....................         5,947,697                             598,718             6,546,415
                                                              ===========                           =========           ===========

                                      102

                       NOTES TO CONSOLIDATED PRO FORMA
                             FINANCIAL STATEMENTS


      2.     BASIS OF PRESENTATION

            The accompanying unaudited pro forma condensed consolidated balance sheet as of September 30, 1997 presents the consolidated financial position of Golden Eagle Group and Columbia Shipping Group assuming the acquisition occurred on such date. The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 1997 and the year ended December 31, 1996 reflect the merger as if it had been consummated at the beginning of 1996.

            In the transaction, Golden Eagle Group acquired all of the issued and outstanding stock of Columbia Shipping Group for 598,718 shares of Golden Eagle common stock, $3,833,333 in cash and a promissory note to a selling stockholder of $1,083,333.

            The historical balance sheet used in the preparation of the pro forma consolidated financial statement has been derived from the Company's unaudited financial statements as of September 30, 1997. The historical statements of operations for the nine months and twelve months for CSG have been derived from its audited statements of operations for the years ended June 30, 1997and1996 and from the unaudited statements of operations for the three months ended September 30, 1997.

      2.     UNAUDITED PRO FORMA ADJUSTMENTS

             BALANCE SHEET AS OF SEPTEMBER 30, 1997

             (a) SUMMARY OF ACQUISITION:

                 Cost in excess of net assets of business
                             acquired (goodwill)                      $3,912

                 Elimination of capital structure of
                             Columbia Shipping Group
                   Representing its net assets:

                 Common stock                                      $44
                 Additional paid-in capital                        154
                 Retained earnings                               2,088 2,286
                                                             ---------------
                                                                       6,198
                 Writedown of acquired computer system to
                             salvage value                              (200)
                 Reversal of accrued tax liability subject
                             to escrow
                   Agreement and offset rights with seller               600
                                                                      ------

                                                                      $6,598
                                                                      ======

                 ACQUISITION FINANCED BY:

                 Note payable, bank
                   Current portion                                       767
                   Long-term portion                                   3,067
                 Note payable, seller                                  1,083
                 Common stock (598,718 at $.01 par value     $    6
                 Additional paid-in capital (share value
                             $2.25)                           1,341    1,347
                                                            --------
                 Other acquisition costs:
                    Accrued acquisition costs                            334
                                                                      ======
                                                                      $6,598
                                                                      ======

            INCOME STATEMENT FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997:

            (b) To record interest expense on additional borrowings:

                        Bank note of $3,833 at 9%                      $246
                        Seller note of $1,083 at 10%                     81
                                                                    -------
                                                                       $327

            (c) To record amortization of goodwill resulting from the
                acquisition based on an estimated 40 year amortizable life for $73.

            (d) To revise benefit plans expense to conform to Golden Eagle's plans, reflecting a $54 reduction.

            (e) To eliminate compensation payments to CSG shareholder under consulting agreement, a $292 reduction.

            (f) To record payments under consultancy agreement with former shareholder, increase of $90.

            (g) To replace depreciation on building not included in acquisition with triple net lease cost on NYK facility, an increase cost of $136.

            (h) To eliminate non-renewed redundant leases in Los Angeles, San
                Francisco and Chicago, a reduction of $67.

            (i) To eliminate income tax provision subject to escrow and offset agreements and replace with provision for current period earnings only, a reduction of $301.

            INCOME STATEMENT FOR THE YEAR ENDING DECEMBER 31, 1996:

            (j) To record interest expense on additional borrowings:

                        Bank note of $3,833 at 9%                      $319
                        Seller note of $1,083 at 10%                    108
                                                                    -------
                                                                       $427

            (k) To record amortization of goodwill resulting from the
                acquisition based on an estimated 40 year amortizable life for $98.

            (l) To revise benefit plans expense to conform to Golden Eagle's plans, reflecting a $86 reduction.

            (m) To eliminate compensation payments to CSG shareholder under consulting agreement, a $390 reduction.

            (n) To record payments under consultancy agreement with former shareholder, increase of $120.

            (o) To replace depreciation on building not included in acquisition with triple net lease cost on NYK facility, an increase cost of $182.

            (p) To eliminate non-renewed redundant leases in Los Angeles, San
                Francisco and Chicago, a reduction of $90.

            (q) To eliminate income tax provision subject to escrow and offset agreements and replace with provision for current period earnings only, a reduction of $351