Form 10-K
period 1997-12-31
GOLDEN EAGLE GROUP INC
filed 1998-03-31
CIK 890508

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  ----------
                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended DECEMBER 31,1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from __________ to __________.

                        Commission file number 1-11480

                          GOLDEN EAGLE GROUP, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                          65-0353755
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

     120 STANDIFER DRIVE      HUMBLE, TEXAS                  77338
   (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code 281-446-2656

  Securities registered pursuant to Section 12 (b) of the Act:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                   ON WHICH REGISTERED
  Common Stock, par value $.0l per share              Boston Stock Exchange
                                                      NASDAQ Smallcap

  Redeemable Common Stock Purchase Warrants           Boston Stock Exchange
                                                NASDAQ Smallcap

  Securities registered pursuant to section 12(g) of the Act:

  None

      Indicate  by check  mark  whether  the  registrant:  (1) has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 1998, computed by reference to the price at which the stock was sold on that date: $3,587,033.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

      The number of shares outstanding of the registrant's Common Stock, par value $.0l per share (the "Common Stock"), as of March 16, 1998 was 6,410,218.

      Transitional Small Business Disclosure Format:
            Yes  [ ]      No    [X]

                  DOCUMENTS INCORPORATED BY REFERENCE

      To the extent specified, Part III of this Form 10K incorporates information by reference to the Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders.

THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

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

  The Company maintains its principal office in Houston and branch offices in Miami, San Francisco, Los Angeles, Chicago, New York City, Washington D.C, Baltimore, Phoenix, Denver, Dallas, Philadelphia and Laredo and services overseas points of destination or origination through a network of international freight forwarders who act as local agents for the Company.

  In March 1994, the Company acquired all of the outstanding capital stock of DAHER America through the merger of a newly formed subsidiary of the Company into and with DAHER America, the ("Merger"). For accounting purposes, the Merger is treated as if DAHER America acquired the Company and therefore, effective March 1, 1994, the historical consolidated financial statements of DAHER America are deemed to be the financial statements of the Company. Accordingly, all financial information herein for periods prior to March 1, 1994 reflects only the financial results of DAHER America.

In furtherance of its expansion strategy, effective October 27, 1997, the Company acquired all of the outstanding capital stock of Columbia Shipping Group, Inc. ("CSG"), a privately held full-service regional freight forwarder and customs broker with headquarters in New York City and facilities in Chicago, Los Angeles, San Francisco and Philadelphia, hereinafter, referred to as (the "Acquisition").

The Company, a successor to a business established in 1979, was incorporated in Delaware on June 29, 1992. Unless the context requires otherwise, (i) all information in "Item 1. Description of Business", "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and " Item 11. Security Ownership of Certain Beneficial Owners and Management", gives effect to the Merger and Acquisition and (ii) the "Company" refers to Golden Eagle Group, Inc. and its consolidated subsidiaries, including DAHER America, Inc., World Trade Transport of Virginia, Inc. and Columbia Shipping Group, Inc.


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

AGENTS. The Company serves overseas points of destination or origination through a network of local international freight forwarders who act as agents for the Company. The services provided by the Company's agents, who are retained on both an exclusive and non-exclusive basis, include receiving shipments and arranging for their delivery for consignees, delivering outgoing shipments to carriers, preparing and assisting in the processing of shipping and foreign customs documentation and obtaining customers for the Company's services. The Company has an agency agreement with Compagnie Daher, it's largest shareholder, whereby, Compagnie Daher serves as its exclusive agent in France and Compagnie Daher appointed the Company as its exclusive agent in the United States, other than with respect to one of Compagnie Daher's existing accounts.

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

WAREHOUSING OPERATIONS. The Company offers regular warehousing in all of its U.S. branch offices, except Philadelphia, as well as United States Customs bonded warehousing in Miami and Laredo. In its bonded warehouse, the Company can hold foreign merchandise on behalf of the customer until the customer is ready to ship its merchandise for up to five years without the customer paying duties. The Company's revenues from its warehousing operations are derived from fees it charges to its customers.

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

The Company operates a fleet of trucks in Miami, Washington, DC and Houston for the purpose of delivering shipments to a carrier and providing for pick up of merchandise for certain local customers. The Company is licensed to use its trucks to transport bonded goods in Miami. Except for the foregoing, the Company does not otherwise handle the transport of goods and merchandise itself and consequently does not assume the liability for transport attributable to common carriers.

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

In addition to the foregoing, during 1994 the Company adopted a strategy of acquiring niche companies in the transportation logistics field, which not only complement its existing business but also offer the opportunity for growth in revenues and profitability. Pursuant to this strategy, in July 1995, the Company acquired WTT, a regional Washington D.C. area forwarder and customs broker with offices at Sterling, Virginia, Baltimore and at Dulles Airport.

In July 1996, the Company acquired certain assets of Ryan Freight Services, a Dallas based freight forwarder with offices in Las Vegas, Phoenix, Dallas and Denver. The Company subsequently closed the Las Vegas operation but has added the remaining three locations to its service network.

In October 1997, the Company completed the acquisition of Columbia Shipping Group, Inc., ("CSG"), a New York based freight forwarder and customs broker with additional offices in Philadelphia, San Francisco, Los Angeles and Chicago. The Philadelphia office is a new addition to the Company's service network. The remaining locations add additional strength and service capabilities to existing Company locations.

MARKETING

The Company effects approximately 9,000 transactions per month and has approximately 2,000 customers, including multi-national manufacturers of office and air conditioning equipment, consumer electronics and athletic footwear, as well as companies involved in the oilfield and aeronautics industries, and automobile dealerships, furniture manufacturers and building supply contractors. The Company seeks to provide a high level of service to its customers, with emphasis on reliability and responsiveness to customer needs.

The Company's largest customer, Amoco Production Company and related affiliates, accounted for approximately 6.5%, 13.0% and 12.6% of the Company's consolidated revenues for the years ended December 31, 1997, 1996 and 1995 respectively. The decrease in revenues attributable to this customer is primarily due to completion of several significant projects in 1996. Additionally, the CSG acquisition in the fourth quarter of 1997 had a dilutive effect on the percentage for 1997 as compared to 1996 and 1995. Although the Company has signed a cooperative agreement with the customer, the agreement is not a binding contract. The loss of this customer could have a material adverse effect on the Company's present and proposed business activities. No other customer accounted for more than 6% of the Company's revenue in 1997, 1996 and 1995.

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

GOVERNMENT REGULATION

The Company's airfreight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the Department of Transportation (the "DOT"), the successor to the Civil Aeronautics Board. Part 296 of the DOT's Economic Aviation Regulations exempts airfreight forwarders from most, but not all, of such act's requirements. The major provisions of the act that remain applicable to the Company are subsection 403(b)(2) which forbids solicitation of certain rebates; Section 404(a), which requires the Company to provide safe service, equipment and facilities; Section 404(b), which prohibits discrimination with respect to foreign air cargo transportation; Section 407(a), which requires the keeping of certain accounts; Section 411, which prohibits unfair or deceptive practices; and Section 415 which authorizes the DOT to inquire into the Company's management for certain purposes. Additionally, as an indirect air cargo carrier, the Company is required to maintain a security program in accordance with Title 14 of the Code of Federal Regulations, Part 109, which requires certain security procedures be followed to protect the safety of commercial aviation.

The Company is licensed as an ocean freight forwarder by the Federal Maritime Commission (the "FMC") and is also authorized by the FMC under the names "Bridgeport Shipping Lines" and "Dacom Line" to act as a Non-Vessel Operating Common Carrier. The FMC prescribes qualifications for acting as a shipping agent, including certain surety bonding requirements.

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

The Company's facilities in Laredo, Texas and Miami, Florida are authorized by the United States Customs Service as bonded warehouses. In addition, the Company is designated by the United States Customs Service as a container freight station in Miami which permits the Company to act as a transit station for cargo held in bond. The Company is also authorized as a Customs House Cartman to transport bonded goods to and from the Company's warehouse in Miami.

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

EMPLOYEES

At March 16, 1998, the Company employed approximately 300 full-time personnel. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

ITEM 2.       DESCRIPTION OF PROPERTY.

The Company's executive offices are located in a facility located near the Houston Bush Intercontinental Airport consisting of approximately 10,000 square feet of office space and 50,000 square feet of warehouse space. The facility is leased pursuant to a lease expiring in December 2002. The annual rent under such lease is $206,939 through December 1997 and increases at the rate of three percent per year. The Company also leases approximately 25,000 square feet of warehouse space and 5 acres of yard space of an adjacent facility on a month-to-month basis.

The Company occupies an approximately 112,500 square foot facility located in Miami, Florida. Such facility includes approximately 12,500 square feet of office space, 90,000 square feet of regular warehouse space and 10,000 square feet of bonded warehouse space. The term of the lease for such facility is seven years and expires in September 1999. Rent under the lease ranges from $441,339 for the first year to $592,944 for the seventh year. The Company has an option to renew such lease for an additional seven-year term, with rental increases of four percent per year. The Company also leases approximately 34,300 square feet of additional general warehouse space in the same commercial park under a one-year lease expiring in July 1998.

The remaining branch offices of the Company are also located in leased facilities. The terms of such leases expire commencing in 1997 through 2002. The aggregate amount of the annual rental payments under such leases is currently approximately $1,615,530.

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

                                         Common Stock             Warrants
                                   ---------------------   ---------------------
                                     High         Low        High         Low
                                   ---------   ---------   ---------   ---------
    1997
    First Quarter ..............      3-3/16       2-1/2       1-1/8         3/8
    Second Quarter .............      3            1-7/8         9/16       1/16
    Third Quarter ..............      2-1/2        2             5/16       3/16
    Fourth Quarter .............      3-3/8        1-3/4         1/2        1/16

    1996
    First Quarter ..............       4-1/8     1-15/16       1-5/8         5/8
    Second Quarter .............       4-1/2       3-1/2       1-7/8       1-3/8
    Third Quarter ..............       5           3-1/8       2           1-1/4
    Fourth Quarter .............       4-1/2       2-3/4       1-3/4         7/8

 As of March 16, 1998 there were approximately 95 record holders of the Company's Common Stock. The Company believes there are in excess of 300 beneficial owners of the Company's Common Stock.

 The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.

ITEM  6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of income data set forth below with respect to the fiscal years ended December 31, 1995, 1996 and 1997 and the consolidated balance sheet data at December 31, 1996 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the years ended December 31, 1993 and 1994, and the consolidated balance sheet data for the Company at December 31, 1993, 1994 and 1995 are derived from audited consolidated financial statements of the Company.

                                   THE COMPANY

                                                YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------
                           1993 (1)        1994 (1)        1995 (2)          1996           1997 (3)
                         ------------    ------------    ------------    ------------    ------------
                                         (in thousands, except per share amounts)
Statement of Income
Data:
 Gross revenue .......   $     33,209    $     41,259    $     52,450    $     66,506    $     83,799

 Operating income ....            (97)            369           1,061           1,312             714

 Other income(expense)            (27)            (68)           (131)            (19)            (56)

 Income (loss) before
   Income taxes ......           (124)            301             930           1,293             658

Net Income (loss) ....   $       (124)   $        301    $        930    $      1,724    $        529
                         ------------    ------------    ------------    ------------    ------------
Income (loss) per
  basic common share .   $       (.04)   $        .07    $        .19    $        .31    $        .09

                                   THE COMPANY

                                                      AT DECEMBER 31,
                           ------------------------------------------------------------------------
                             1993 (1)       1994 (1)      1995 (2)          1996        1997 (3)
                           ------------   ------------   ------------   ------------   ------------
                                                        (in thousands)
Balance Sheet Data:
  Working capital ......   $        515   $        697   $      1,494   $      2,926   $      4,395
  Total assets .........          4,339          9,430         13,607         15,192         25,921

Long-term debt,
   including capitalized
   lease and current
   installments ........            600          1,798          1,134            679          5,453
Shareholders' equity ...            907          3,850          5,979          8,236         10,161

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

2) Effective July 31, 1995, the Company acquired all of the outstanding capital stock of World Trade Transport of Virginia, Inc. ("WTT").

3) October 27, 1997, the Company acquired all of the outstanding capital stock of Columbia Shipping Group, Inc. ("CSG").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Golden  Eagle Group,  Inc. and its  wholly-owned  subsidiaries  are  worldwide
freight  forwarders,   logistics  specialists  and  customs  brokers  handling
merchandise shipped to and from the United States.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      The Company's gross revenues increased $17,292,636 or approximately 26.0% to $83,798,680 during the year ended December 31, 1997 from $66,506,044 for the year ended December 31, 1996. Approximately 24.0% of the increase is attributable to the acquisition of CSG in October 1997. An additional 9% of the increase is attributable to having a full twelve months of sales in 1997 generated by the four offices acquired with the Pulk/Reedy acquisition in July 1996. The remainder is primarily due to increased sales in the Company's Miami, Laredo and Los Angeles operations.

      For the year ended December 31, 1997, gross profit increased $2,505,643 or approximately 14.5% to $19,773,204 from $17,267,561 for the year ended December 31, 1996. Approximately 34% of the improvement is attributable to the CSG acquisition while $418,289 or approximately 16.7% of the increase, is attributable to a full twelve month period of revenues from the addition of the aforementioned Pulk/Reedy offices. The remainder of the increase is primarily due to an increase in sales in the Company's pre-existing service areas.

      The Company's gross profit margin has decreased from approximately 26.0% in 1996 to 23.6% in 1997. The decrease is attributable to the acquisition of CSG with the aforementioned heavily weighted customs brokerage orientation.

      Selling, general and administrative expenses increased approximately 19.5%, or $3,104,155 from $15,955,325 for the year ended December 31, 1996 to
$19,059,480 for the year ended December 31. 1997. As a percentage of gross revenue, selling general and administrative costs decreased from 24.0% in 1996 to approximately 22.7% for the twelve months ended December 31, 1997. The increase in selling, general and administrative expenses is primarily attributable to the acquisition of CSG in October 1997 combined with the effect having the four Pulk/Reedy offices for a full 12 months in 1997. The remainder of the increase is directly related to the Company's increase in gross profit mentioned above.

      Interest expense increased $38,158 to $135,907 for the year ended December 31, 1997 as compared to $97,749 for the year ended December 31, 1996. The increase in interest expense is attributable to the bank financing of the acquisition of CSG in October 1997.

      The Company had operating income and net income of $658,045 and $528,804, respectively, for the year ended December 31, 1997 as compared to operating income and net income of $1,292,849 and $1,723,566, respectively, for the year ended December 31, 1996. The Company attributes the decline in operating income to decreases in project revenues due to completion of those projects combined with increases in sales and marketing costs. The sales and marketing costs have not produced sufficient return to cover cost or replace the project revenues.

      Results for the year ended December 31, 1997 include a provision for federal income tax expense of $129,241 as compared to the year ended December 31, 1996 where, due to the existence of unrecorded and unexpired net operating loss tax carryforwards, the Company was not required to provide for federal income tax expense. In the fourth quarter of 1996 the Company recognized an initial income tax benefit of $439,011 and the establishment of a net deferred tax asset related to a portion of the Company's unused and unexpired net operating loss tax carryforwards, hence, the Company is now required to provide for income tax expense based on current operating results.

      YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

The Company's gross revenues increased $14,056,350 or approximately 26.8% to $66,506,044 during the year ended December 31, 1996 from $52,449,694 for the year ended December 31, 1995. Approximately 43.2% of the increase is attributable to the acquisition of WTT in July 1995. 1995 results include only five months of WTT sales whereas 1996 results include sales for the full twelve months. An additional 9% of the increase is attributable to sales generated by four new offices acquired with the Pulk/Reedy acquisition. The remainder is primarily due to increased sales in the Company's Houston, Miami and Laredo operations.

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

      The Company had a net income of $1,723,567 for the year ended December 31, 1996 as compared to a net profit of $929,662 for the year ended December 31, 1995. There was no provision for income tax in either period as the Company had unexpired net operating loss carryforwards of approximately $3,300,000 and $4,140,000 at December 31, 1996 and 1995, respectively. For the year ended December 31, 1996, the Company recognized an income tax benefit of $430,717 with the establishment of a net deferred tax asset related to a portion of the Company's unused and unexpired net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had working capital of $4,394,978 as compared to working capital of $2,925,962 at December 31, 1996. The increase in working capital is primarily attributable to the addition of CSG in October 1997.

      The Company's primary source of cash was cash flow generated by operations. In addition, the Company has a $2,000,000 line of credit facility with its bank for working capital requirements. Advances under the facility bear interest at the bank's prime rate plus 1% and are due and payable on October 28, 1998. The agreement is collateralized by accounts receivable of Daher Golden Eagle and WTT. The Company had $500,000 borrowed under the facility at December 31, 1997.

      Cash flows used in investing activities were $500,635 for the year ended December 31, 1997, primarily representing the purchase of fixed assets.

      Cash flows used in financing activities were $58,253 for the year ended December 31, 1997. The Company used cash from operations and proceeds from the exercise of certain bridge warrants and employee stock options to reduce outstanding debt obligations during 1996. In January 1997 the Company repaid, from available cash flows, the term note resulting from the WTT acquisition originally scheduled to mature through June 1998.

       At December 31, 1997, the Company had cash of $755,632 as compared to $513,842 at December 31, 1996, as a result of the activities described above.

      Effective October 27, 1997, the Company acquired all of the outstanding capital stock of CSG, a privately held, full-service regional freight forwarder and customs broker with headquarters in New York City. Pursuant to the terms of the acquisition, the stockholders of CSG conveyed their capital stock in CSG to the Company in exchange for the issuance of an aggregate of 598,718 shares of Common Stock, issuance of a note payable to the sellers in the amount of $1,083,333, the (`Seller Note"), and payment of an aggregate of $3,833,333 in cash to them.

      The source of the cash consideration paid by the Company was a $3,833,333 term loan from the Company's principal operating bank, payable in quarterly installments of $191,667 plus interest at 9% through October 2002. The Seller
Note is payable to an individual in quarterly installments of $67,708 beginning February 2002 and ending November 2005. Interest is payable monthly at 10%. The Seller Note is subordinated to the bank indebtedness.

      The Company's primary financing needs relate to the financing of its business. The Company believes that its present capital resources, when combined with revenues generated from operations, are adequate to fund its present level of operations. However, the Company may require additional financing to otherwise market and expand its business. The Company is not actively seeking additional financing and there can be no assurance that when needed, financing will be available on commercially reasonable terms or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (FAS 128) which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of stock options and warrants. Earnings per share information for all periods presented have been restated to conform to the requirements of the standard.

RESIGNATION OF DIRECTOR

      On March 17, 1998, William Goldfarb resigned from the Company's board of directors.

YEAR 2000

      The Company has reviewed its critical information systems for Year 2000 compliance and has initiated plans to remedy any deficiencies in a timely manner. As a result of the review and action plan, the Company believes the cost of such remedial corrective actions are not material to the Company's financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS.
                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                          PAGES
                                                                         ------
      Report of Independent Accountants ..........................        F-1

      Financial Statements:
          Consolidated Balance Sheets ............................        F-2

          Consolidated Statements of Operations ..................        F-3

          Consolidated Statements of Stockholders' Equity ........        F-4

          Consolidated Statements of Cash Flows ..................        F-5

          Notes to Consolidated Financial Statements .............        F6-F15

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Golden Eagle Group, Inc.

We have audited the accompanying consolidated balance sheets of Golden Eagle Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Eagle Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Miami, Florida
February 25, 1998

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                             1997            1996
                                                                         ------------    ------------
                                     ASSETS
      CURRENT ASSETS:
          CASH .......................................................   $    755,632    $    513,842
          ACCOUNTS RECEIVABLE, TRADE, LESS ALLOWANCE FOR
            DOUBTFUL ACCOUNTS OF $815,000 AND $564,000
            AT DECEMBER 31, 1997 AND 1996, RESPECTIVELY ..............     14,457,569       8,721,219
          PREPAID EXPENSES AND OTHER CURRENT ASSETS ..................        606,608         374,805
                                                                         ------------    ------------
               TOTAL CURRENT ASSETS ..................................     15,819,809       9,609,866
                                                                         ------------    ------------
      PROPERTY AND EQUIPMENT, NET ....................................      1,240,848         855,687

DEFERRED INCOME TAXES ................................................      1,262,829         552,891

      COST IN EXCESS OF NET ASSETS ACQUIRED, NET .....................      7,597,284       4,173,973
                                                                         ------------    ------------
               TOTAL ASSETS ..........................................   $ 25,920,770    $ 15,192,417
                                                                         ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT ..............   $  1,266,660    $    400,000
    CURRENT OBLIGATIONS UNDER CAPITAL LEASES .........................         27,801          38,395
    ACCOUNTS PAYABLE, TRADE ..........................................      9,282,002       5,529,546
    ACCRUED EXPENSES .................................................        830,246         715,963
    INCOME TAX PAYABLE ...............................................         18,122               0
                                                                         ------------    ------------
         TOTAL CURRENT LIABILITIES ...................................     11,424,831       6,683,904
                                                                         ------------    ------------
    LONG-TERM DEBT ...................................................      4,150,006         200,000
    OBLIGATIONS UNDER CAPITAL LEASES .................................          8,727          40,645
    DEFERRED INCOME TAXES ............................................        176,617          31,896
                                                                         ------------    ------------
         TOTAL LIABILITIES ...........................................     15,760,181       6,956,445
                                                                         ------------    ------------
      COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    PREFERRED STOCK, PAR VALUE $.01, 1,000,000 SHARES AUTHORIZED, NONE
      OUTSTANDING ....................................................              0               0
    COMMON STOCK, PAR VALUE $.01, 10,000,000 SHARES AUTHORIZED,
      6,410,218 AND 5,642,000 SHARES ISSUED AND OUTSTANDING ..........         64,102          56,420
    ADDITIONAL PAID-IN CAPITAL .......................................     10,737,277       9,016,074
    STOCK SUBSCRIPTIONS ..............................................              0         247,520
    EMPLOYEE RECEIVABLE ..............................................        (85,552)              0
    ACCUMULATED DEFICIT ..............................................       (555,238)     (1,084,042)
                                                                         ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY ..................................     10,160,589       8,235,972
                                                                         ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 25,920,770    $ 15,192,417
                                                                         ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997            1996            1995
                                                          ------------    ------------    ------------
      Sales ...........................................   $ 83,798,680    $ 66,506,044    $ 52,449,694
      Duties ..........................................     (6,693,333)     (6,158,956)     (5,155,540)
                                                          ------------    ------------    ------------
      Net sales .......................................     77,105,347      60,347,088      47,294,154

      Cost of sales ...................................     57,332,143      43,079,527      34,269,109
                                                          ------------    ------------    ------------
            Gross profit ..............................     19,773,204      17,267,561      13,025,045

      Selling, general and administrative expenses ....     19,059,480      15,955,325      11,963,637
                                                          ------------    ------------    ------------
      Operating income ................................        713,724       1,312,236       1,061,408
                                                          ------------    ------------    ------------
      Other income (expense):
          Foreign exchange gain .......................         58,768          55,156           6,936
          Gain (loss) on sale of equipment ............          3,487           1,552          (1,811)
          Other income ................................         17,973          21,654          11,597
          Interest expense ............................       (135,907)        (97,749)       (148,468)
                                                          ------------    ------------    ------------
                                                               (55,679)        (19,387)       (131,746)
                                                                          ------------    ------------
    Income before income taxes ........................        658,045       1,292,849         929,662

    Income tax provision (benefit) ....................        129,241        (430,717)              0
                                                          ------------    ------------    ------------
Net income ............................................   $    528,804    $  1,723,566    $    929,662
                                                          ============    ============    ============
Earnings per common share and common share equivalents:
    Basic .............................................   $        .09    $        .31    $        .19
                                                          ============    ============    ============
    Diluted ...........................................   $        .09    $        .29    $        .19
                                                          ============    ============    ============

Weighted average number of shares used in computing
    earnings per common share:
    Basic .............................................      5,858,925       5,504,049       4,842,342
                                                          ============    ============    ============
    Diluted ...........................................      5,903,937       5,947,697       4,867,363
                                                          ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                    ADDITIONAL
                                            NUMBER OF     COMMON     PAID IN       STOCK      EMPLOYEE    ACCUMULATED
                                              SHARES      STOCK      CAPITAL   SUBSCRIPTIONS RECEIVABLE     DEFICIT        TOTAL
                                             ---------   -------   -----------   ---------    --------    -----------    -----------
Balance, December 31, 1994 ...............   4,507,000   $45,070   $ 7,541,980   $       0    $      0    $(3,737,271)   $ 3,849,779

Issuance of stock for
   acquisition ...........................     800,000     8,000     1,192,000           0           0              0      1,200,000

Net income ...............................           0         0             0           0           0        929,662        929,662
                                             ---------   -------   -----------   ---------    --------    -----------    -----------
Balance, December 31, 1995 ...............   5,307,000    53,070     8,733,980           0           0     (2,807,609)     5,979,441

Issuance of stock commitment
   for acquisition .......................           0         0             0     105,000           0              0        105,000

Other stock issuances ....................     335,000     3,350       282,094           0           0              0        285,444

Other stock commitments ..................           0         0             0     142,520           0              0        142,520

Net income ...............................           0         0             0           0           0      1,723,567      1,723,567
                                             ---------   -------   -----------   ---------    --------    -----------    -----------
Balance, December 31, 1996 ...............   5,642,000    56,420     9,016,074     247,520           0     (1,084,042)     8,235,972

Issuance of stock under
   subscription ..........................      88,000       880       246,640    (247,520)          0              0              0

Issuance of stock
   for acquisition .......................     598,718     5,987     1,341,128           0           0              0      1,347,115

Exercise of options ......................      81,500       815       133,435           0     (85,552)             0         48,698

Net income ...............................           0         0             0           0           0        528,804        528,804
                                             ---------   -------   -----------   ---------    --------    -----------    -----------
Balance, December 31, 1997 ...............   6,410,218   $64,102   $10,737,277   $       0    $(85,552)   $  (555,238)   $10,160,589
                                             =========   =======   ===========   =========    ========    ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                            1997            1996            1995
                                                                                        -----------     -----------     -----------
      Cash flows from operating activities:
          Net income ...............................................................    $   528,804     $ 1,723,567     $   929,662
          Adjustments to reconcile net income to net
             cash provided by operating activities:

            Depreciation and amortization ..........................................        430,117         385,117         343,598
            Amortization of cost in excess of net assets acquired ..................        154,405         124,273         107,861
            Deferred income taxes ..................................................         73,201        (520,995)              0
            Loss (gain) on sale of equipment .......................................         (3,487)         (1,552)          1,811
      Other non-cash expenses ......................................................              0          17,520               0
      Changes in operating assets and liabilities, net of

          effects of acquisition:
         Accounts receivable, net ..................................................       (729,986)       (943,453)       (683,536)
         Prepaid expenses ..........................................................       (289,295)       (109,606)        121,688
         Accounts payable, trade ...................................................        709,425        (224,613)      1,464,559
         Accrued expenses ..........................................................        (90,628)        422,184         (45,636)
         Income tax payable ........................................................         18,122               0               0
                                                                                        -----------     -----------     -----------
         Net cash provided by operating activities .................................        800,678         872,442       2,240,007
                                                                                        -----------     -----------     -----------
Cash flows from investing activities:
    Proceeds from sale of equipment ................................................         12,181          12,716           1,200
    Capital expenditures ...........................................................       (572,174)       (249,401)       (314,236)
    Acquisition of business, net of cash acquired ..................................         59,358         (28,739)       (383,865)
                                                                                        -----------     -----------     -----------
         Net cash used in investing activities .....................................       (500,635)       (265,424)       (696,901)
                                                                                        -----------     -----------     -----------
Cash flows from financing activities:
    Cash overdraft .................................................................              0        (445,346)        445,346
    Borrowings under line of credit ................................................      4,000,000       1,550,000       3,050,000
    Payments under notes payable and line of credit ................................     (4,150,000)     (1,977,489)     (3,853,126)
          Borrowings under note payable, principal shareholder .....................              0               0       1,150,000
          Payments under note payable, principal shareholder .......................              0               0      (1,950,000)
          Principal payments under capital lease obligations .......................        (42,503)        (40,117)        (94,610)
          Common stock issuance ....................................................        134,250         427,964               0
    Costs incurred in warrant exchange .............................................              0          (5,000)              0
                                                                                        -----------     -----------     -----------
               Net cash used in financing activities ...............................        (58,253)       (489,988)     (1,252,390)
                                                                                        -----------     -----------     -----------
      Net increase in cash .........................................................        241,790         117,030         290,716

Cash, beginning of year ............................................................        513,842         396,812         106,096
                                                                                        -----------     -----------     -----------
Cash, end of year ..................................................................    $   755,632     $   513,842     $   396,812
                                                                                        ===========     ===========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      AMORTIZATION

      The cost in excess of net assets of businesses acquired at their respective acquisition dates are amortized on a straight-line basis primarily over 2 to 40 years. The Company continually assesses the carrying value in order to determine whether an impairment has occurred, taking into account both historical and forecasted results of operations.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
      CONTINUED:

      INCOME TAXES

      The Company reflects income taxes based on the liability method of accounting which requires the recognition of deferred tax assets and liabilities which are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      PER SHARE DATA

      In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of stock options and warrants. Earnings per share information for all prior periods have been restated to conform to the requirements of the standard.

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid during the years ended December 31, 1997, 1996 and 1995 for interest amounted to $77,450, $102,527 and $138,733, respectively.

      Supplemental schedule of noncash investing and financing activities:

      1997:

      The Company acquired Columbia Shipping Group, Inc.  Refer to Note 2.

      Long-term debt in the amount of $4,916,666 was incurred for the acquisition of Columbia Shipping Group, Inc.

      1996:

      The Company acquired certain assets of Ryan Freight Services, Inc. Refer to Note 2.

      1995:

      The Company acquired World Trade Transport of Virginia, Inc. Refer to Note 2.

      Long-term debt in the amount of $1,000,000 was incurred for the acquisition of World Trade Transport of Virginia, Inc.

      MAJOR CUSTOMERS

      The Company had revenues from five customers that represented 21%, 28% and 23% of total revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    BUSINESS COMBINATIONS:

      Effective October 31, 1997, the Company purchased all of the outstanding common stock of Columbia Shipping Group, Inc. ("CSG"), a privately held New York based freight forwarder and customs broker with additional offices in Chicago, Philadelphia, Los Angeles and San Francisco. Pursuant to the terms of the Stock Purchase Agreement, the Company acquired the shares of CSG in exchange for 598,718 shares of the Company's common stock, a note payable to a selling stockholder in the amount of $1,083,333 and cash of $3,833,333.

      The total consideration of approximately $6,500,000, including acquisition costs, exceeded the fair value of the net assets acquired by $4,291,900. Such amount has been included in goodwill and is being amortized over 40 years.

      The note payable to a selling stockholder bears interest at 10% and requires the payment of accrued interest monthly through November 2005. The principal amount of the note is due and payable in 16 quarterly payments beginning on February 1, 2002 and ending on November 1, 2005. The note is subordinated to the Company's indebtedness to the bank.

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

      The securities issued to Pulk/Reedy were escrowed pending certain predetermined levels of business are generated by Pulk/Reedy through July 1997. Pulk/Reedy did not generate the predetermined levels of business and thus no additional securities were issued.

      For financial reporting purposes, the transaction was accounted for under the purchase method. Goodwill, cost in excess of assets acquired, of $42,260 was being amortized over a period of 20 years. As of January 1, 1997, the Company re-evaluated the goodwill amortization period associated with Pulk/Reedy and reduced the period to a remaining life of two years. Proforma results reflecting the acquisition have not been presented as results would not be materially different from those historically reported.

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

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    BUSINESS COMBINATIONS, CONTINUED:

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

      Unaudited proforma data giving effect to the CSG acquisition as if it had been consummated as of the beginning of 1996 is presented below. The proforma data has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that date or the results which may occur in the future.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1997              1996
                                                      --------           -------
Sales .....................................           $111,653           $99,544
Net income ................................           $    667           $ 1,446
Net income per share ......................           $    .11           $   .26

3.    PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Equipment and furniture ..........................   $ 3,383,653    $ 2,748,089
Equipment under capital leases ...................       206,362        186,089
Leasehold improvements ...........................       552,512        422,232
                                                     -----------    -----------
                                                       4,142,527      3,356,410
Accumulated depreciation and amortization ........    (2,901,679)    (2,500,723)
                                                     -----------    -----------
                                                     $ 1,240,848    $   855,687
                                                     ===========    ===========
Depreciation and amortization expense ............   $   430,117    $   385,117
                                                     ===========    ===========

The original cost of fully depreciated assets still in service amounted to $1,105,106 and $758,934 at December 31, 1997 and 1996, respectively.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    DEBT:

                                                                             1997       1996
                                                                          ----------   --------
Note payable to bank, $100,000 payable quarterly through
  June 1998.  Interest payable monthly at prime plus 1%  ..............   $        0   $600,000

Note payable to bank, line of credit ..................................      500,000          0

Note payable to bank, $191,667 payable quarterly plus interest at
   9% through October 2002  ...........................................    3,833,333          0

Note payable to individual, $67,708 payable quarterly beginning
February 2002 and ending November 2005. Interest is payable monthly beginning November 1997 at 10%. The note is
subordinated to the bank indebtedness .................................    1,083,333          0
                                                                          ----------   --------
                                                                           5,416,666    600,000

Current portion .......................................................    1,266,660    400,000
                                                                          ----------   --------
Long-term portion .....................................................   $4,150,006   $200,000
                                                                          ==========   ========

      During January 1997, the Company repaid the note payable to bank which was scheduled to mature through June 1998. The Company also has a line of credit available with maximum borrowings allowed up to $2,000,000 which bear interest at prime plus 1% (8.5% at December 31, 1997). Aggregate amounts available under the line of credit and the note payable are limited to 80% of the Company's eligible accounts receivable. The line of credit and note payable to bank are collateralized by substantially all of the Company's assets and expires in October 1998.

5.    COMMITMENTS:

      The Company leases office equipment and office and warehouse space under capital and operating leases that expire at various times through March 2003. Total rent expense for all operating leases for the years ended December 31, 1997, 1996 and 1995 amounted to $1,917,526, $1,244,374 and
      $1,244,785, respectively.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    COMMITMENTS, CONTINUED:

      Future minimum noncancelable payments, by year and in aggregate, related to the capital and operating leases at December 31, 1997, are as follows:


                                                            CAPITAL   OPERATING
                                                            -------   ----------
      1998 ..............................................   $29,907   $1,615,530
      1999 ..............................................     8,406    1,499,386
      2000 ..............................................         0      866,090
      2001 ..............................................         0      569,028
      2002 ..............................................         0      537,560
                                                            -------   ----------
      Total minimum lease payments ......................    38,313   $5,087,594
                                                                      ==========
      Amount representing interest and executory costs ..     1,785
                                                            -------
      Present value of net minimum lease payments .......    36,528

Less current portion ....................................    27,801
                                                            -------
Long-term portion .......................................   $ 8,727
                                                            =======


      During the fourth quarter of 1996, the Company recorded a charge of $160,581 related to the termination of an employment contract with a former executive officer. Under the agreement, the Company has reserved for monthly payments due to the former executive officer of $11,000 through November 1997.



6.    RELATED PARTY TRANSACTIONS:

      Related party transactions and balances with the Company's principal shareholder and other parties related through common ownership are as follows:

                                               1997         1996         1995
                                            ----------   ----------   ----------
Accounts receivable, trade ..............   $  491,399   $  407,907   $  366,665
Accounts payable, trade .................   $  587,684   $  302,981   $  295,635
Revenues (1) ............................   $1,434,388   $1,258,685   $1,368,657
Expenditures (2) ........................   $1,347,810   $1,478,207   $  957,857
Interest expense ........................   $        0   $        0   $   79,652

(1)   Freight forwarding revenues from related parties.
(2)   Freight forwarding services provided by related parties.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INCOME TAXES:

      The components income taxes are as follows:


                                                          1997           1996
                                                       ---------      ---------
      Current:
         Federal .................................     $  18,122      $       0
         State ...................................        37,918         90,278
                                                       ---------      ---------
                                                          56,040         90,278
                                                       ---------      ---------
      Deferred:
   Federal .......................................       213,345              0
Change in valuation allowance ....................      (140,144)      (520,995)
                                                       ---------      ---------
                                                          73,201       (520,995)
                                                       ---------      ---------
Income tax provision (benefit) ...................     $ 129,241      $(430,717)
                                                       =========      =========

      There is no provision for income tax for 1995 due to the existence of net operating loss carryforwards and a reduction in the valuation allowance. The income tax benefit in 1996 relates to the change in the valuation allowance net of the provision for state income taxes.

      The significant components of the net deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                         1997           1996
                                                     -----------    -----------
Allowance for doubtful accounts ..................   $   196,000    $   203,000
Plant and equipment ..............................        (7,000)       (32,000)
Accrued liabilities ..............................        78,000              0
Net operating losses .............................       803,212      1,193,000
Tax credit carryforwards .........................        16,000         16,000
                                                     -----------    -----------
                                                       1,086,212      1,380,000
Valuation allowance ..............................             0       (859,005)
                                                     -----------    -----------
Net deferred tax asset ...........................   $ 1,086,212    $   520,995
                                                     ===========    ===========

      The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to the reduction in valuation allowance in 1997 of $140,144, the Company reduced the valuation allowance on certain net operating loss carryforwards in the amount of approximately $720,000 which was credited to costs in excess of net assets acquired.

      The Company has net operating loss carryforwards of approximately $2,300,000 and $3,300,000 at December 31, 1997 and 1996, respectively, for federal income tax purposes available to offset future taxable income, expiring, if not used, periodically through the year 2008. A portion of the net operating loss carryforwards are subject to an annual limitation of approximately $155,000. During 1997 and 1996, the Company utilized approximately $669,000 and $1,293,000, respectively, of net operating loss carryforwards.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INCOME TAXES, CONTINUED:

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

      Only non-employee Directors are eligible to receive options under the Directors Plans. Pursuant to the initial Directors Plan established in 1992, 50,000 shares were authorized to be issued and were subsequently issued in 1993. In 1994, a Directors Option Plan was established whereby 100,000 shares were authorized to be issued for future grants, whereby non-employee directors are generally granted 7,500 options annually. All matters relating to the Directors Plan are administered by a committee of the Board of Directors consisting of two or more employee Directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase.

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

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    STOCK OPTIONS AND WARRANTS, CONTINUED:

      The following table reflects the option activity for the year ended December 31, 1997 and 1996:

                                                           1997              1996              1995
                                                     --------------    --------------    --------------
Options outstanding at beginning of year .........          339,000           465,000           366,450
   Granted .......................................          233,002            49,000           157,500
   Exercised .....................................          (81,500)         (175,000)                0
   Expired .......................................          (73,250)                0          (589,500)
                                                     --------------    --------------    --------------
Options outstanding at end of year ...............          417,252           339,000           465,000
                                                     --------------    --------------    --------------
Options exercisable at end of year ...............          287,250           339,000           355,500
                                                     ==============    ==============    ==============
Price range of options outstanding at end of year     $1.38 - $3.88     $1.38 - $3.88    $ 1.38 - $3.75
                                                     ==============    ==============    ==============
Options available for future grants at end of year          310,248                 0           194,500
                                                     ==============    ==============    ==============

At December 31, 1996, the weighted average exercise price of the outstanding options is $2.21 and the weighted average remaining term is approximately six years.

In addition, warrants to purchase 800,000 shares of the Company's common stock at $3.25 per share are outstanding at December 31, 1997 which are exercisable through May 1999.

In connection with a financing in 1992, warrants to purchase 87,500 shares of common stock at $2.50 per share were issued of which 50,000 were exercised in 1996 and the remaining 37,500 shares expired in 1997.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued during 1995 and was effective for the year ended December 31, 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. In encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose proforma net income and earnings per share under the new method. The Company has adopted the disclosure provisions of SFAS 123. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123 for 1997, 1996 and 1995, the Company's net income and basic earnings per share for those years would have been reduced by approximately $50,000, $47,000 and $133,000, or $.01, $.01 and $.03 per share, respectively. The fair value of the options granted during 1997, 1996 and 1995 is estimated as $79,000, $74,000 and $133,000, respectively on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 40%-78%, expected dividends of 0, risk-free interest rates of 5.3% to 7.4%, and terms of 3 to 10 years.

GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    OTHER STOCK ISSUANCES:

      Effective August 12, 1996, the Company agreed to issue 160,000 shares of Common Stock and pay $5,000 in expenses in exchange for warrants to purchase common stock and warrants to purchase common stock warrants issued to various underwriters in connection with the Company's initial public offering in November 1992.

10.   FINANCIAL INSTRUMENTS:

      CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. At December 31, 1997 and 1996, the Company had cash balances of $129,967 and $513,842, respectively, with financial institutions, which is in excess of the federally insured limit of $100,000. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their diverse industries and geographic areas. The Company recorded bad debt expenses of $49,000, $57,000 and $131,000 during 1997, 1996 and 1995, respectively. Additionally, the Company has write offs, net of recoveries of $159,000 in 1997, recoveries, net of write offs of $93,000 in 1996 and write offs, net of recoveries, of $109,000 in 1995.

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

                                     PART IV

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

      (c)   Form of Underwriter's Non-Redeemable Warrant Purchase Agreement(l)

      (d)   Form of Underwriter's Common Stock Purchase Warrant(l)

    10(a)   Lease Agreement between the Company and Grand Central Corporation(l)

      (b) Credit Agreement between Registrant and Texas Commerce Bank National Association dated December 1, 1995(9)

      (c) Stock Acquisition Agreement between the Company and William G. Goldfarb, Carlos A. Macaluso and Gary M. Goldfarb(l)

      (d)   Employment Agreement between the Company and Carlos A.
            Macaluso(l)(2)

      (e)   Amended 1992 Stock Option Plan(2)(3)(11)

      (f) Agreement and Plan of Merger by and among the Company, GAC Acquisition Corp., DAHER America and the stockholders of DAHER America(4)

      (g) Stockholders Agreement by and among the Company, the stockholders of DAHER America and the GEG Stockholders(5)

      (h) Lease dated January 1, 1993 between Tejas Properties and DAHER America(6)

      (i)   Employment Agreement between the Company and Patrick H. Weston(2)(6)

            EXHIBIT     DESCRIPTION

      (j) Amendment to Employment Agreement between the Company and Carlos A. Macaluso(2)(6)

      (k)   1994 Directors Stock Option Plan(2)(3)(11)

      (l) Agreement and Plan of Merger by and among the Company, WTT Acquisition Corp. and the stockholders of World Trade Transport of Virginia, Inc.(8)

      (m) Employment Agreement between the Company, WTT Acquisition Corp. and Henri R. Youngblood(2)(7)

      (n) Employment Agreement between the Company, WTT Acquisition Corp. and Jack P. Moore(2)(7)

      (o) Employment Agreement between the Company, WTT Acquisition Corp. and Michael C. Moore(2)(7)

      (p) First Amendment to Credit Agreement between Registrant and Texas Commerce Bank dated May 2, 1996(10)

      (q) Business Acquisition Agreement dated July 16, 1996 between Registrant and Mr. David Pulk and Mr. Ed Reedy ("Pulk/Reedy")(10)

      (r) Amendment to Stockholders' Agreement for Golden Eagle Group, Inc. dated December 12, 1996 between Registrant, Compagnie Daher, Patrick Weston, Gary Goldfarb, William Goldfarb and Carlos Macaluso(10)

      (s) Consulting Agreement dated December 12, 1996 between Registrant and Gary M. Goldfarb(10)

      (t) Credit Agreement between Registrant and Texas Commerce Bank National Association dated October 27, 1997.

      (v) Stock Purchase and Sale Agreement, dated October 27, 1997, between Registrant, Columbia Shipping Groiup, Inc. ("CSG") and the CSG stockholders(12)

      (w)   Promissory note issued by Registrant to former CSG stockholder(12)

      (x) Consulting Agreement between Registrant and former CSG stockholder(12)

      (y) Employment Agreements between Registrant and Michael McAdam and Dan Morrel(2)(12)

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

(4) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K for an Event occurring on March 9, 1994.

(5) Incorporated by reference to exhibits to the Company's Report on Form 8-K for an Event occurring on March 9, 1994.

(6) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(7) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K for an Event occurring on July 31, 1995.

(8) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K for an Event occurring on July 31, 1995.

(9) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(10) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(11) Incorporated by reference to the exhibits to the Proxy Statement relating to the Company's Annual Meeting of Stockholders held on June 20,1997.

(12) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K for an Event occurring on October 31, 1997.

(C)   REPORTS ON FORM 8-K:

      None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLDEN EAGLE GROUP, INC.

DATE: March 26, 1998                    By:/s/ Patrick H. Weston
                                          Patrick H. Weston, President and Chief
                                          Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

DATE: March 26, 1998          /s/   Patrick M. Daher
                                    Patrick M. Daher, Chairman of the Board
                                    and Director

DATE: March 26, 1998          /s/   Patrick H. Weston
                                    Patrick H. Weston, President, Chief
                                    Executive Officer and Director (Principal
                                    Executive Officer)

DATE: March 26, 1998          /s/   Carlos A. Macaluso
                                    Carlos A. Macaluso. Executive Vice
                                    President Sales and Marketing and Director

DATE: March 26, 1998          /s/   Donald A. Nodorft
                                    Donald A. Nodorft.  Vice
                                    President-Finance and Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)

DATE: March 26, 1998         /s/    Keith Bates, Director
                                    Keith Bates, Director

DATE: March 26, 1998         /s/    John F. Darden, Director
                                    John F. Darden, Director