Form 10-Q
period 1998-03-31
GOLDEN EAGLE GROUP INC
filed 1998-05-14
CIK 890508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1998

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM     _______________  TO   ___________________


COMMISSION FILE NO.   1-11480

                             GOLDEN EAGLE GROUP,INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                         65-0353755
(State or other jurisdiction of                 (I.R.S. Identification No.)
Employer incorporation or organization)


120 STANDIFER DRIVE, HUMBLE, TEXAS                     77338
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


                                 (281) 446-2656
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of May 12, 1998 was 6,410,218.

                            GOLDEN EAGLE GROUP, INC.
                                    FORM 10Q
                                      INDEX

PART I.         FINANCIAL INFORMATION                                       PAGE

Item 1.        Financial Statements

               Consolidated Balance Sheets as of March 31, 1998
               and December  31, 1997                                         3

               Consolidated Statements of Income for the three
               months ended March 31, 1998 and 1997                           4

               Consolidated Statements of Cash Flows for the
               three months ended March 31, 1998 and 1997                     5

               Notes to Consolidated Financial Statements                     6

Item 2.        Management's Discussion and Analysis or Plan of
               Operation                                                      7

PART II.       OTHER INFORMATION                                             10

Signatures                                                                   11

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     Assets
                                                               March 31,    December 31,
                                                                 1998           1997
                                                            ------------   ------------
Current Assets:
     Cash ................................................  $  1,023,226   $    755,632
     Accounts receivable, trade, less allowance
     of $824,161 and $815,000 at March 31, 1998
     and December 31, 1997, respectively .................    13,962,308     14,457,569
     Prepaid expenses and other current assets ...........       733,879        606,608
                                                            ------------   ------------
          Total current assets ...........................    15,719,413     15,819,809

     Property and equipment, net .........................     1,237,084      1,240,848
     Deferred income taxes ...............................     1,167,426      1,262,829
     Cost in excess of net assets acquired, net ..........     7,618,198      7,597,284
                                                            ------------   ------------

          Total assets ...................................  $ 25,742,121   $ 25,920,770
                                                            ============   ============


                      Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable and current portion of long-term
     debt ................................................  $  1,866,667   $  1,266,660
     Accounts payable, trade .............................     8,845,089      9,282,002
     Accrued expenses ....................................       802,591        830,246
     Obligations under capital leases, current portion ...        26,583         27,801
     Income tax payable ..................................          --           18,122
                                                            ------------   ------------
          Total current liabilities ......................    11,540,930     11,424,831

     Long-term debt ......................................     3,958,332      4,150,006
     Obligations under capital leases, net of current
     portion .............................................          --            8,727
     Deferred income taxes ...............................        66,161        176,617
                                                            ------------   ------------

          Total liabilities ..............................    15,565,423     15,760,181
                                                            ------------   ------------

     Stockholders'  Equity:
      Preferred stock, par value $.01, 1,000,000
        shares authorized, none outstanding ..............          --             --
     Common stock, par value $.01, 10,000,000 shares
        authorized; 6,410,218  and 6,410,218 shares

     issued and outstanding...............................        64,102         64,102
     Additional paid-in capital ..........................    10,737,277     10,737,277
     Employee receivable .................................       (85,552)       (85,552)
     Accumulated deficit .................................      (539,129)      (555,238)
                                                            ------------   ------------

          Total shareholders' equity .....................    10,176,698     10,160,589
                                                            ------------   ------------

          Total liabilities and shareholders' equity .....  $ 25,742,121   $ 25,920,770
                                                            ============   ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,

                                                        1998             1997
                                                   ------------      -----------

Sales ........................................     $ 24,846,146      $17,146,222
Duties .......................................        4,593,553        1,524,422
                                                   ------------      -----------
Net Sales ....................................       20,252,593       15,621,800

Cost of sales ................................       14,481,363       11,286,764
                                                   ------------      -----------

      Gross profit ...........................        5,771,230        4,335,036

Selling, general and administrative
      expenses ...............................        5,663,583        4,263,611
                                                   ------------      -----------

Operating income .............................          107,647           71,425


Other (expense)/ income ......................          (82,938)          22,274
                                                   ------------      -----------

Income before income taxes ...................           24,709           93,699

    Income tax expense .......................            8,600           33,048
                                                   ------------      -----------

Net income ...................................     $     16,109      $    60,651
                                                   ============      ===========


Earnings per common share :

   Basic .....................................     $       0.00      $      0.01
                                                   ============      ===========
   Diluted ...................................     $       0.00      $      0.01
                                                   ============      ===========

Weighted average number of shares:

   Basic .....................................        6,410,218        5,730,000
                                                   ============      ===========
   Diluted ...................................        6,417,721        5,814,801
                                                   ============      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                               1998       1997
                                                           ---------  ---------
Cash flows from operating activities:
     Net income .........................................  $  16,109  $  60,651
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
       Depreciation and amortization ....................    180,446    125,922
       Deferred income taxes ............................    (33,175)    24,048
       Gain on sale of equipment ........................       --       (2,636)
       Changes in operating assets net of effects of acquisition:

          Decrease (increase) in accounts receivable,
       net ..............................................    495,261   (449,718)
          Decrease (increase) in prepaid expenses .......   (127,271)   (77,500)
          Increase (decrease) in cash overdraft .........       --      286,803
          Increase (decrease) in accounts payable and
                accrued expenses.........................   (464,568)    57,495
                                                         -----------  ---------

           Net cash provided by operating activities ....     66,802     25,065
                                                         -----------  ---------

Cash flows from investing activities:

     Proceeds from sale of equipment ....................       --        3,000

     Acquisition of business, net of cash acquired ......    (84,945)    (4,762)
     Capital expenditures ...............................   (112,651)  (224,004)
                                                         -----------  ---------

           Net cash used in investing activities ........   (197,596)  (225,766)
                                                         -----------  ---------

Cash flows from financing activities:
        Borrowings under notes payable and line of
     credit .............................................  1,950,000    600,000
        Payments under notes payable and line of credit . (1,541,667) (788,671) Principal payments under capital lease
     obligations ........................................     (9,945)   (21,506)
                                                         -----------  ---------

           Net cash flows provided by (used in) financing
     activities .........................................    398,388   (210,177)
                                                         -----------  ---------

Net increase (decrease) in cash and equivalents .........    267,594   (410,878)

Cash and equivalents at beginning of period .............    755,632    513,842
                                                         -----------  ---------

Cash and equivalents at end of period ...................$ 1,023,226  $ 102,964
                                                         ===========  =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            GOLDEN EAGLE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      INTERIM FINANCIAL INFORMATION

        The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.      PUBLIC WARRANTS

        On March 6,1998 the Board of Directors voted to extend the expiration date of the Company's 800,000 Redeemable Common Stock Purchase Warrants (the "Warrants") for one year to May 23, 1999. Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $3.25 through May 23, 1999. With respect to their other characteristics, the Warrants are described at length in the prospectus filed with the Securities and Exchange Commission (File No. 33-49878-A) dated November 24, 1992 and are subject to the provisions of the Warrants and the warrant agency agreement between the Company and Continental Stock Transfer & Trust Company.

3.       CREDIT AGREEMENT WITH BANK

        The Company has violated a requirement of its credit agreement relating to failure to maintain a certain minimum Debt Coverage Ratio. The Company's bank has elected to waive the default as of March 31, 1998. Additionally, the bank has agreed to an adjusted Debt Coverage Ratio through June 30,1998 whereupon the ratio will revert back to the requirement as defined in the credit agreement.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

        Golden Eagle Group, Inc. ("GEGP" or the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing international transportation logistics and related services.

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31,1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        Net sales during the three months ended March 31, 1998, increased approximately 29.6% or $4,630,793 to $20,252,593 from $15,621,800 during the same period in 1997. Net sales in the New York branch have increased from approximately $.7M for the three months ended March 31, 1997 to approximately $3.6M for the same period in 1998. The increase in New York is attributable to the acquisition and addition of the operations of Columbia Shipping Group ("CSG") in October of 1997. CSG's principal operations were in the New York area. Approximately 1.0M of the remaining increase is due to improved sales in the Company's Houston location as compared to the same period in 1997. The remainder of the increase is primarily attributable to the addition of other CSG business in Philadelphia, Chicago and Los Angeles.

         Gross profit during the three months ended March 31, 1998, increased approximately 33.1% or $1,436,194 to $5,771,230 from $4,335,036 for the same period in 1997. The gross profit margin on net sales for the three months ended March 31, 1998 was approximately 28.5% as compared to approximately 27.7% reported for the same period in 1997. The increase in gross profit dollars is primarily attributable to the aforementioned improvements in net sales. The slight improvement in margin is attributable to the increased export crating activity in the Company's Houston location in the first three months of 1998. The Company generally reports a higher margin on this activity, as the only costs charged against gross profit are for direct materials i.e. lumber, staples, etc. The labor costs required for this activity are reflected in selling, general and administrative expenses.

        Selling, general and administrative expenses during the three months ended March 31, 1998, increased $1,399,972 to $5,663,583 or approximately 32.8%, from $4,263,611 in the same period in 1997. As a percentage of net sales, selling, general and administrative expenses increased from approximately 27.3% of net sales for the three months ended March 31, 1997 to approximately 27.9% for the same period in 1998. Both the actual dollar increase and the increase as a percentage of net sales is primarily attributable to the acquisition of CSG in October of 1997.

        The Company's operating and net income was $107,647 and $16,109, respectively for the three months ended March 31, 1998, as compared to operating and net income of $71,425 and $60,651, respectively, for the three months ended March 31, 1997. The Company's net income for the three months ended March 31, 1998 has been affected by lower than expected net sales from former CSG operations. The Company has had significant turnover in mid-level staffing in the former CSG locations, which is causing revenues to be below original expectations. The Company's response has been to reduce costs in the CSG locations to more closely align costs with actual realized revenue levels. Management believes that with these reductions, the results in those locations should begin to show improvement.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company had working capital of $4,178,483 as compared to working capital of $4,394,978 at December 31, 1997. The Company's primary sources of cash were generated from operations and a credit agreement with its bank. Under the credit agreement, the Company has both a line of credit available with maximum borrowings allowed up to $2,000,000 which bears interest at the bank's prime rate plus 1%, payable on or before October 27, 1998 and a note payable. Outstanding borrowings under the line of credit as of March 31, 1998 were $1,100,000. Aggregate amounts available under the line of credit and the note payable are limited to 80% of the Company's eligible accounts receivable and are collateralized by substantially all of the Company's assets.

        Due to lower than projected earnings from the former CSG locations, the Company has violated a requirement of its credit agreement relating to failure to maintain a certain minimum Debt Coverage Ratio. The Company's bank is aware of the default and has elected to waive the default as of March 31, 1998. Additionally, the bank has agreed to an adjusted Debt Coverage Ratio through June 30, 1998 whereupon the ratio will revert back. to the requirement as defined in the credit agreement. Management believes that the aforementioned CSG cost reductions will improve earnings and bring the ratio back into compliance. Additionally, the Company is aggressively working on a program to reduce the number of accounts receivable days outstanding thereby generating an improvement in cash thus reducing debt, also improving the Debt Coverage Ratio.

               Cash flows provided by operating activities were $66,802 for the three months ended March, 31,1998, as compared to $25,065 for the three months ended March 31, 1998.

        The Company used cash flows in investing activities of $197,596 and $225,766 for the three months ended March 31, 1998 and 1997 respectively. The Company's expenditures for facilities and equipment were $112,651 for the three months ended March 31, 1998 as compared to $224,004 in the same period in 1997. The conversion of the Company's computer network to frame relay was substantially completed in 1997. Capital expenditures in 1998 have been primarily related to the continued expansion of the Company's information systems and enhancements and expansion of the Company's warehousing and logistics system.

        At March 31, 1998, the Company had cash and equivalents of $1,023,226 as compared to $755,632 at December 31, 1997 as a result of the activities described above.

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

                      Not Applicable.

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                      Not Applicable.

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not Applicable.

        ITEM 5.       OTHER INFORMATION

                      On March 17, 1998, the Company announced that it will extend the expiration date of its 800,000 Redeemable Common Stock Purchase Warrants (the "Warrants") to May 23, 1999. Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $3.25 through May 23, 1999. With respect to their other characteristics, the Warrants are described at length in the prospectus filed with the Securities and Exchange Commission (File No. 33-49878-A) dated November 24, 1992 and are subject to the provisions of the Warrants and the warrant agency agreement between the Company and Continental Stock Transfer & Trust Company. Copies have been filed as exhibits to the Registration Statement, which includes the aforementioned prospectus.

                      The Warrants are listed on the NASDAQ SmallCap market under the symbol "GEGPW" and listed on the Boston Stock Exchange under the symbol "GEGW"

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

                                         GOLDEN EAGLE GROUP, INC.

Date:  May 13, 1998                      By:  /s/ DONALD A. NODORFT
                                         ----------------------
                                         Donald A. Nodorft, Vice President-
                                         Finance (Principal Financial and
                                         Accounting Officer)