Form 10-Q
period 1998-06-30
GOLDEN EAGLE GROUP INC
filed 1998-08-12
CIK 890508

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                -------------
                                   FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1998

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                         COMMISSION FILE NO. 1-11480

                           GOLDEN EAGLE GROUP, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                                  65-0353755
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

                    120 STANDIFER DRIVE, HUMBLE, TEXAS      77338
                (Address of principal executive offices) (Zip Code)

                            (281) 446-2656
           (Registrant's telephone number, including area code)

                ______________________________________________
                (Former name, former address and former fiscal
                     year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, $.01 Par Value, as of August 4, 1998 was 6,410,218.

                           GOLDEN EAGLE GROUP, INC.
                                   FORM 10Q
                                     INDEX

PART I.      FINANCIAL INFORMATION                                    PAGE

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1998
             and December  31, 1997                                     3

            Consolidated Statements of Income for the three
             months and six months ended June 30, 1998
             and 1997                                                   4

            Consolidated Statements of Cash Flows for the
             six months ended June 30, 1998 and 1997                    5

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis or Plan of
             Operation                                                  8

PART II.    OTHER INFORMATION                                           12

Signatures                                                              13

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     Assets

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Current Assets:
    Cash .................................................   $    139,274    $    755,632
    Accounts receivable, trade, less allowance
    of $858,000 and $815,000 at June 30, 1998
    and December 31, 1997, respectively ..................     13,404,145      14,457,569
    Prepaid expenses and other current assets ............        758,570         606,608
                                                             ------------    ------------
         Total current assets ............................     14,301,989      15,819,809

    Property and equipment, net ..........................      1,184,177       1,240,848
    Deferred income taxes ................................      1,167,426       1,262,829
    Cost in excess of net assets acquired, net ...........      7,493,646       7,597,284
                                                             ------------    ------------
         Total assets ....................................   $ 24,147,228    $ 25,920,770
                                                             ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
    Cash overdraft .......................................   $    258,275    $       --
    Notes payable and current portion of
    long-term debt .......................................      1,166,667       1,266,660
    Accounts payable, trade ..............................      8,137,056       9,282,002
    Accrued expenses .....................................        438,098         830,246
    Obligations under capital leases,
    current portion ......................................         23,029          27,801
    Income tax payable ...................................           --            18,122
                                                             ------------    ------------
         Total current liabilities .......................     10,023,125      11,424,831
    Long-term debt .......................................      3,766,665       4,150,006
    Obligations under capital leases, net of
    current portion ......................................           --             8,727
    Deferred income taxes ................................         81,271         176,617
                                                             ------------    ------------
         Total liabilities ...............................     13,871,061      15,760,181
                                                             ------------    ------------
    Stockholders'  Equity:
     Preferred stock, par value $.01,
    1,000,000 shares authorized, none outstanding ........           --              --
    Common stock, par value $.01, 10,000,000 shares
     authorized; 6,410,218  and 6,410,218 shares
     issued and outstanding ..............................         64,102          64,102
    Additional paid-in capital ...........................     10,737,277      10,737,277
    Employee receivable ..................................        (85,552)        (85,552)
    Accumulated deficit ..................................       (439,660)       (555,238)
                                                             ------------    ------------

         Total shareholders' equity ......................     10,276,167      10,160,589
                                                             ------------    ------------

         Total liabilities and shareholders' equity ......   $ 24,147,228    $ 25,920,770
                                                             ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
                                     ----------------------------    ---------------------------
                                         1998            1997             1998          1997
                                     ------------    ------------    ------------    -----------
Sales ............................   $ 23,713,553    $ 18,519,314    $ 48,559,699    $35,665,536
Duties ...........................      4,055,443       1,487,649       8,648,996      3,012,071
                                     ------------    ------------    ------------    -----------
Net sales ........................     19,658,110      17,031,665      39,910,703     32,653,465

Cost of sales ....................     13,941,647      12,337,956      28,423,010     23,624,720
                                     ------------    ------------    ------------    -----------
      Gross profit ...............      5,716,463       4,693,709      11,487,693      9,028,745

Selling, general and
administrative expenses ..........      5,433,090       4,370,143      11,096,673      8,633,754
                                     ------------    ------------    ------------    -----------
Operating income .................        283,373         323,566         391,020        394,991

Other income (expense) ...........       (127,794)         (6,056)       (210,732)        16,218
                                     ------------    ------------    ------------    -----------
Income before income taxes .......        155,579         317,510         180,288        411,209

    Income tax expense ...........         56,110         128,057          64,710        161,105
                                     ------------    ------------    ------------    -----------
Net income .......................   $     99,469    $    189,453    $    115,578    $   250,104
                                     ============    ============    ============    ===========
Earnings per common share:
  Basic ..........................   $       0.02    $       0.03    $       0.02    $      0.04
                                     ============    ============    ============    ===========
  Diluted ........................   $       0.02    $       0.03    $       0.02    $      0.04
                                     ============    ============    ============    ===========
Weighted average number of shares:
  Basic ..........................      6,435,141       5,746,022       6,422,748      5,738,055
                                     ============    ============    ============    ===========
  Diluted ........................      6,465,887       5,781,036       6,441,068      5,834,544
                                     ============    ============    ============    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    GOLDEN EAGLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                      --------------------------
                                                          1998           1997
                                                      -----------    -----------
Cash flows from operating activities:
    Net income ....................................   $   115,578    $   250,104
    Adjustments to reconcile net income to net
    cash
       Provided by (used in) operating activities:
      Depreciation and amortization ...............       358,622        263,444

      Deferred income taxes .......................       (18,065)       121,350
      Gain on sale of equipment ...................          --           (1,937)
      Changes in operating assets net of effects
        of acquisition:
         Decrease (increase) in accounts
    receivable, net ...............................     1,053,424     (1,257,765)
         Decrease (increase) in prepaid
    expenses ......................................      (170,171)       (69,030)
         Increase (decrease) in cash overdraft ....       258,275           --
         Increase (decrease) in accounts
    payable and ...................................    (1,537,094)       822,072
               accrued expenses
                                                      -----------    -----------
          Net cash provided by operating activities        60,569        128,238
                                                      -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of equipment ...............          --            3,250
    Acquisition of business, net of cash
    acquired ......................................          --          (60,675)
    Capital expenditures ..........................      (180,094)      (345,616)
                                                      -----------    -----------
          Net cash used in investing activities ...      (180,094)      (403,041)
                                                      -----------    -----------
Cash flows from financing activities:
       Borrowings under notes payable and line
        of credit .................................     2,350,000      1,000,000
       Issuance of common stock ...................          --           27,937
       Payments under notes payable and line
        of credit .................................    (2,833,334)    (1,000,000)
       Principal payments under capital lease
        obligations ...............................       (13,499)       (20,726)
                                                      -----------    -----------
          Net cash flows provided by (used in)
            financing activities ..................      (496,833)         7,211
                                                      -----------    -----------
Net increase in cash and equivalents ..............      (616,358)      (267,592)

Cash and equivalents at beginning of period .......       755,632        513,842
                                                      -----------    -----------
Cash and equivalents at end of period .............   $   139,274    $   246,250
                                                      ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           GOLDEN EAGLE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.     CREDIT AGREEMENT WITH BANK

      The Company had violated a requirement of its credit agreement relating to failure to maintain a certain minimum Debt Coverage Ratio. The Company's bank elected to waive the default as of March 31, 1998. Additionally, the bank had agreed to an adjusted Debt Coverage Ratio through June 30,1998, which the Company complied with, whereupon the ratio will revert back to the requirement as defined in the credit agreement of October 27, 1997.

4.     1998 RESTRICTED STOCK PLAN

      On June 16, 1998, the Compensation Committee (the "Committee") adopted the 1998 Restricted Stock Plan (the "Plan"), reserving 540,000 shares of authorized and unissued common stock for future awards under the Plan. The Plan allows the Company to reward selected key employees (the "Participants") by issuing vested and/or nonvested shares of restricted common stock of the Company (individually an "Award" and collectively the "Awards"). The Company will, with respect to each Award, determine the purchase price, if any, the Participant is to pay for the shares which are the subject of the Award.

      As of June 30, 1998, awards of 162,000 shares of restricted common stock have been granted under the Plan with an approximate value of $304,000 which is being amortized to compensation cost over the three year vesting period of the award.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

      Golden  Eagle  Group,  Inc.  ("GEGP"  or  the  "Company"),  through  its
wholly-owned   subsidiaries,   is  engaged  in  the   business  of   providing
international transportation logistics and related services.


RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30,1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Net sales during the three months ended June 30, 1998, increased approximately 15.4% or $2,626,445 to $19,658,110 from $17,031,665 during the same period in 1997. Approximately $2.0M of the increase is attributable to the Company's New York operations and the addition of Columbia Shipping Group ("CSG") into those operations in October of 1997. The remainder of the increase is primarily attributable to improvements in the Company's Houston, Miami and WTT operations as compared to the same period last year.

       Gross profit during the three months ended June 30, 1998, increased approximately 21.8% or $1,022,754 to $5,716,463 from $4,693,709 for the same period in 1997. The gross profit margin on net sales for the three months ended June 30, 1998 was approximately 29.1% as compared to approximately 27.6% reported for the same period in 1997. The increase in gross profit dollars is primarily attributable to the aforementioned improvements in net sales. The improvement in margin is attributable to the increased warehousing revenues in the Company's Laredo and Miami locations which generally results in higher margins.

      Selling, general and administrative expenses during the three months ended June 30, 1998, increased $1,062,947 to $5,433,090 or approximately 24.3%, from $4,370,143 in the same period in 1997. As a percentage of net sales, selling, general and administrative expenses increased from approximately 25.7% of net sales for the three months ended June 30, 1997 to approximately 27.6% for the same period in 1998. Both the actual dollar increase and the increase as a percentage of net sales is primarily attributable to the acquisition of CSG in October of 1997. The New York operations, which are those primarily effected by the CSG acquisition, have incurred higher rent and payroll costs while net sales from CSG activity have actually declined.

      The Company's operating and net income was $283,373 and $99,469, respectively for the three months ended June 30, 1998, as compared to operating and net income of $323,566 and $189,453, respectively, for the three months ended June 30, 1997.

        The Company's net income for the three months ended June 30, 1998 has been affected by lower than expected net sales from former CSG operations. The Company has had significant turnover in mid-level staffing in the former CSG locations, which is causing revenues to be below original expectations. The Company's response has been to reduce costs in the CSG locations to more closely align costs with realized revenue levels. Management believes that with these reductions, the results in those locations are beginning to show improvement.

   SIX MONTHS ENDED JUNE 30,1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      During the six months ended June 30, 1998, net sales increased $7,257,238, or approximately 22.2%, to $39,910,703 from $32,653,465 for the six months ended June 30, 1997. Approximately $4.9M of the increase is directly attributable to the acquisition of CSG. The remainder of the increase is attributable, primarily, to the Company's Houston, Miami and Laredo operations as compared to the previous year.

      Gross Profit increased approximately 27.2% or $2,458,948 to $11,487,693 for the six months ended June 30, 1998 from $9,028,745 for the same period in 1997. Approximately 41% of the increase is attributable to the acquisition of CSG. The remainder of the increase is primarily attributable to the aforementioned increases in sales in the Company's Houston, Miami and Laredo operations.

      The gross profit margin on net sales for the six months ended June 30, 1998 was approximately 28.8% as compared to approximately 27.7% reported for the same period in 1997. Again, the improvement in margin is attributable to the increase in warehousing revenues in the Company's Laredo and Miami locations combined with higher than usual first quarter export crating activity in the Houston operations.

      Selling, general and administrative expenses increased $2,462,919 or approximately 28.5% from $8,633,754 for the six months ended June 30, 1997 to $11,096,673 for the six months ended June 30, 1998. Selling, general and administrative expenses, as a percentage of net sales, increased from approximately 26.4% for the six months ended June 30, 1997 to approximately 27.8% for the same period in 1998. The dollar increase is primarily attributable to the addition of CSG operations. The increase in selling, general and administrative expenses as a percentage of net sales is also attributable to the CSG acquisition. The Company has absorbed a higher rent and payroll burden with the acquisition of the CSG operations while at the same time has had some drop off in CSG net sales. The Company has made cost reductions, where possible, in the second half of the six-month period to more closely align costs to the actual CSG net sales realized.

      The Company is reporting operating and net income of $391,020 and $115,578, respectively, for the six months ended June 30, 1998, as compared to operating and net income of $394,991 and $250,104, respectively, for the six months ended June 30, 1997. The Company attributes the weaker results to the CSG acquisition. Operating income for the Company's New York operations was approximately $86,320 for the six months ended June 30, 1997 as compared to an operating loss of ($320,870) for the six months ended June 30, 1998. This loss coupled with the interest cost of the CSG acquisition and increased selling, general and administrative costs incurred in managing the CSG acquisition, have combined to substantially reduce net income for the first six months of 1998.

      Basic shares outstanding during the six months ended June 30, 1998 were 6,422,748 as compared to 5,738,055 for the six months ended June 30, 1997. The increase in basic shares outstanding is attributable primarily to shares issued in connection with the acquisition of CSG in October of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had working capital of $4,109,631 as compared to working capital of $4,394,978 at December 31, 1997. The Company's primary sources of cash were generated from operations and a credit agreement with its bank. Under the credit agreement, the Company has both a line of credit available with maximum borrowings allowed up to $2,000,000 which bears interest at the bank's prime rate plus 1%, payable on or before October 27, 1998 and a note payable due in quarterly installments through October 27, 2002. Outstanding borrowings under the line of credit as of June 30, 1998 were $400,000. Aggregate amounts available under the line of credit and the note payable are limited to 80% of the Company's eligible accounts receivable and are collateralized by substantially all of the Company's assets.

      Due to lower than projected earnings from the CSG acquisition, the Company had violated a requirement of its credit agreement related to failure to maintain a certain minimum Debt Coverage Ratio. The Company's bank elected to waive the default as of March 31, 1998. Additionally, the bank agreed to an adjusted Debt Coverage Ratio through June 30, 1998, which the Company has complied with, whereupon the ratio will revert back to the requirement as defined in the credit agreement of October 27, 1998.

        Management believes that the aforementioned CSG cost reductions will improve earnings and bring the ratio back into compliance. Additionally, the Company is aggressively working on a program to reduce the number of accounts receivable days outstanding thereby generating an improvement in cash thus reducing debt, also improving the Debt Coverage Ratio. As a result of these efforts, along with a tighter management of cash balances, the Company has been able to reduce bank debt $891,667 from $4,741,666 at March 31, 1998 to $3,849,999 at June 30, 1998.

            Cash flows provided by operating activities were $229,802 for the six months ended June 30, 1998, as compared to $128,238 for the six months ended June 30, 1997 primarily attributable to tighter management of available cash balances.

      The Company used cash flows in investing activities of $349,327 and $403,041 for the six months ended June 30, 1998 and 1997 respectively. The Company's expenditures for facilities and equipment were $180,094 for the six months ended June 30, 1998 as compared to $345,616 in the same period in 1997. The conversion of the Company's computer network to frame relay was substantially completed in 1997. Capital expenditures in 1998 have been primarily related to the continued expansion of the Company's information systems and enhancements and expansion of the Company's warehousing and logistics system.

      At June 30, 1998, the Company had cash and equivalents of $139,274 as compared to $755,632 at December 31, 1997 as a result of the activities described above.

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

            PART II - OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS

                  Not Applicable.

      ITEM 2.     CHANGES IN SECURITIES

                  Expiration Date of the Company's 800,000 Redeemable Common Stock Purchase Warrants extended one year to May 23, 1999.

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Stockholders was held on June 16, 1998 where the stockholders voted as follows:

                  a) For the election of each of the proposed five Directors for the ensuing year.
                  b) For the proposal to ratify the selection of Coopers &
                     Lybrand LLP as independent auditors for the Company's fiscal year ending December 31, 1998.

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


                                          GOLDEN EAGLE GROUP, INC.


Date:  August 11, 1998                          By:/S/ DONALD A. NODORFT
                                                       Donald A. Nodorft,
                                                     Vice President- Finance
                                                   (Principal  Financial and
                                                       Accounting Officer)